Form 10KSB
period 1996-03-31
DCC COMPACT CLASSICS INC
filed 1996-05-30
CIK 809932

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10 - QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the quarter ended March 31, 1996 Commission File
                                 Number 0-21114

                           DCC COMPACT CLASSICS, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)

        Colorado                                      84-1046186
- -------------------------------               ----------------------------
(State or other jurisdiction of               (IRS Employer Identification
incorporation or organization)                  Number)

       9301 Jordan Ave Suite 105
         Chatsworth, California                           91311
- ---------------------------------------        ---------------------------
(Address of principle executive offices)                (Zip Code)

Registrant's telephone number :   (818) 993-8822

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                             Yes   X            No
                                 -----               -----


         The registrant had 5,328,446 shares of its $.005 par value common stock issued and outstanding as of April 30, 1996.






























Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned there unto duly authorized.


DCC COMPACT CLASSICS, INC.
      (Registrant)


By:/s/ Marshall Blonstein                               Date: May 29, 1996
   -----------------------------                        ---------------------
   Marshall Blonstein
   President

                           DCC COMPACT CLASSICS, INC.
                                      INDEX



PART   I     FINANCIAL INFORMATION                                      PAGE
- --------     ---------------------                                      ----
Item  1. Consolidated Financial Statements

Consolidated Balance Sheets- March 31,1996 and Dec 31,1995                4

Consolidated Statements of Operation - For the Three Months
Ended March 31, 1996 and 1995 and the Year ended December 31,
1995                                                                      5

Statements of Cash Flow- For the Three Months Ended March 31,
1996 and the Year ended December 31, 1995                                 6

Notes to unaudited Financial Statements                                   7



Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                11



PART   II    OTHER INFORMATION
- ---------    -----------------

Not Applicable

                            DCC COMPACT CLASSICS INC
                            Balance Sheet
                            Unaudited

             ASSETS                                      March 31    December 31
                                                           1996          1995
                                                       (Unaudited)    (Audited)
Current Assets
   Cash and cash equivalents                              160,621       131,826
   Receivables, net                                     1,579,936     1,424,481
   Notes receivable                                       140,325       140,975
   Trading Securities                                     400,000       400,000
   Inventory                                              869,460       952,801
   Advanced Royalties                                     524,194       426,973
                                                       ----------    ----------
             Total Current Assets                       3,674,536     3,477,056

Fixed assets net of depreciation
       of 64,425 and 61,426                                33,783        36,782

Other Assets
   Deferred Tax Asset                                      33,100        33,100
   Mastering Costs net of amortization of                 587,899       569,566
   Receivable from Affiliate                               32,666        31,577
   Other                                                   51,521        51,521
                                                       ==========    ==========
             Total Assets                               4,413,505     4,199,602
                                                       ==========    ==========

             LIABILITIES AND SHAREHOLDERS EQUITY

Current Liabilities
   Line of credit                                         318,125       318,174
   Accounts payable and accrued expenses                  385,612       430,914
   Royalties payable                                    2,291,535     2,220,627
   Accrued Expense officer                                 35,359        35,359
   Taxes payable                                          171,164        96,001
                                                       ----------    ----------
             Total Current Liabilities                  3,201,795     3,101,075


Stockholders Equity
   Common Stock $.005 par value authorized
   10,000,000 shares; issued and outstanding
   4,960,506 shares                                        24,803        24,803
   Paid-in Capital                                        623,397       623,397
   Retained earnings                                      586,060       472,877
   Less Treasury Stock, at cost                           (22,550)      (22,550)
                                                       ----------    ----------
             Total Shareholders Equity                  1,211,710     1,098,527
                                                       ----------    ----------

             Total Liabilities and
             Shareholders equity                        4,413,505     4,199,602
                                                       ==========    ==========
                         See Notes to Financial Statements

                      DCC COMPACT CLASSICS, INC
                      Statement of Operations

                                   Three Monthes Ended:
Year Ended:
                                   March 31, 1996      March 31, 1995     Dec 31, 1995
                                   (Unaudited)           (Unaudited)        (Audited)
Sales, net of returns
 and allowances                       1,175,501          1,517,482          4,200,596
                                     ----------         ----------         ----------
Net Sales                             1,175,501          1,517,482          4,200,596

Cost of Sales                           431,219            692,579          1,730,639
                                     ----------         ----------         ----------

     Gross profit                       744,282            824,903          2,469,957

Operating Expenses                      553,816            524,116          2,327,628
                                     ----------         ----------         ----------

     Operating Income                   190,466            300,787            142,329

Other Income and Expense:
     Interest Income                      3,384              1,676             41,316
     Interest, expense                   (6,588)           (13,641)           (34,488)
                                     ----------         ----------         ----------
Income before Income Tax                187,262            288,822            149,157


Provision for Income Tax                 75,163            118,806             49,900
                                     ----------         ----------         ----------

Net Income                              112,099            170,016             99,257
                                     ==========         ==========         ==========


Per share data:
  net income                               0.02               0.03               0.02
                                     ==========         ==========         ==========

Weighted average
outstanding shares                    5,328,446          5,326,446          5,328,446
                                     ==========         ==========         ==========







                               See Notes to Financial Statements

                        DCC COMPACT CLASSICS INC
                         Statements of Cash Flow
                         for the Three Months ended March 31, 1996
                         and for the Year ended December 31,1995

                                                       Three Months   Twelve Months
                                                     March 31, 1996  December 31,1995
                                                         unaudited       audited
CASH FLOWS FROM OPERATING ACTIVITIES
             Net Income                                      112,099     99,257
             Adj to reconcile net income to net cash
             provided by operating activities
               Depreciation and amortization                  63,804    217,585
             Changes in assets and liabilities
             (Increase) decrease in:
               Trade accounts receivable                    (155,455)  (360,360)
               Notes receivable                                  650     77,540
               Inventories                                    83,341    101,134
               Advance royalties                             (97,221)   133,573
               Due from affiliate                             (1,089)
               Other Assets                                    1,084    (28,273)
             (Decrease) increase in:
               Trade accounts payable                        (45,302)  (483,276)
               Royalties payable                              70,908    198,868
               Due to officers                                35,359
               Income tax net of refund                       75,163     49,900
                                                            --------   --------


             NET CASH PROVIDED BY OPERATING ACTIVITIES       107,982     41,307
                                                            --------   --------

CASH FLOW FROM INVESTING ACTIVITIES
             Acquistion of Marketable Securities            (400,000)
             Purchase of fixed assets                        (17,211)
             Increase in Mastering                           (79,138)  (294,496)
                                                            --------   --------

             NET CASH PROVIDED BY INVESTING ACTIVITIES       (79,138)  (711,707)

CASH FLOW FROM FINANCING ACTIVITIES
             Borrowing under line of credit                      (49)     1,274

                                                            --------   --------
             Net Cash provided by Financing                      (49)     1,274

                                                            --------   --------
             NET INCREASE (DECREASE) IN CASH                  28,795   (669,126)
 CASH AT BEGINNING OF PERIOD                                 131,826    800,952
                                                            --------   --------

CASH AT END OF PERIOD                                        160,621    131,826
                                                            ========   ========

                         See Notes to Financial Statements

                           DCC COMPACT CLASSICS, INC.
                         NOTES TO FINANCIAL STATEMENTS"
                       For the Period Ended March 31, 1996



Note 1 Summary of Significant Accounting Policies
- -------------------------------------------------

A. Organization and Operations

DCC Compact Classics, Inc. (the Company), formerly Dunhill Compact Classics, Inc., was incorporated in February 1986 in the State of Colorado. The Company is engaged primarily in the wholesale marketing of compact discs.

B. Basis of Consolidation

The Consolidated financial statements include the accounts of the Company and its 70% owned partnership, Romance Alive Audio ("the partnership"), a California General Partnership. All material intercompany accounts and transactions have been eliminated in consolidation (see note 3).

C. Inventories

Inventories are stated at the lower of cost or market using the first in, first out method. Inventory consists of the following at March 31, 1996:
                  Raw Materials             $ 79,149
                  Finished Goods             790,311
                                            --------
                                            $869,460
                                            --------
D. Property and Equipment

Property and Equipment are carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets of five years. When assets are retired or otherwise disposed of, the cost and the related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in operations for the period. Depreciation charged to operations was $2,999 and $1,498 for the quarters ended March 31, 1996 and 1995 and $9,613 for the year ended December 31, 1995.

E. Mastering Costs

Costs incurred for mastering, including recording and artwork costs, are capitalized and charged to expense over the estimated period of benefit, generally four years.

                           DCC COMPACT CLASSICS, INC.
                         NOTES TO FINANCIAL STATEMENTS"
                       For the Period Ended March 31, 1996


F. Advanced Royalties

Advanced Royalties paid to artists are capitalized and charged to expense at the time the royalties are earned.

G. Revenue Recognition

The Company recognizes revenue on the sales of its product upon shipment.

H. Cash

Cash  and  cash  equivalents,   consist  of  deposits  and  highly  liquid  debt
instruments with original maturities of less than 90 days.

I. Per Share Data

Per share data is based upon the weighted average number of common shares outstanding for the period.

J. Use of Estimates

The preparation of the Company's financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. Management estimates the amount of possible returns of merchandise shipped and the allowance for uncollectable receivables based upon its past experience. Should amounts of merchandise be returned that exceed these estimates it could have a material negative impact on the Company's financial statements. In addition, the Company records the amounts of license and royalty fees due based upon contractual obligations. These computations are subject to audit by independent agencies. Should the results of these independent audits produce license and royalty fees due which are in excess of the amounts computed by the Company, it could have a negative impact on the Company's financial statements.

Note 2 - Notes Payable
- ----------------------

Notes payable - credit line consists of outstanding indebtedness pursuant to the Company's $500,000 line of credit expiring in February, 1997 with an outstanding balance of $318,125 and unused balance of $181,875 at March 31, 1996 and $318,174 and $181,826 at December 31, 1995. The credit line bears interest at Prime plus.7% per annum and is secured by substantially all of the Company's assets.

                   DCC COMPACT CLASSICS, INC.
                  NOTES TO FINANCIAL STATEMENTS"
               For the Period Ended March 31, 1996


Note 3. Related Party Transactions
- ----------------------------------

During 1993 the Company formed a California General Partnership with Romance Alive Audio, Inc. ("RAAI") a California Corporation that is 100% owned by the spouse of the Company's president. Under the terms of the partnership agreement, the Company and RAAI share profits and losses 70% to the Company and 30% to RAAI. Through March 31, 1996 the Company made capital contributions to the partnership aggregating $345,641.

RAAI is acting as the managing partner, providing time and expertise required to handle the day to day operations of the partnership. Beginning in 1995 RAAI is entitled to compensation of 6% of gross revenues for these services.

Note 4 Description of Leasing Arrangements
- ------------------------------------------

The Company leases its office and warehouse space pursuant to an operating lease expiring in April 2000 which calls for base rent payments of $5,521 per month.

Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of March 31, 1996 are as follows:

         Year ended December 31,  1996 $66,252
                                  1997  66,252
                                  1998  66,252
                                  1999  66,252
                                  2000  22,084
                                        ------
                                      $287,092
                                      --------

Rent was $66,252 for the year ended December 31, 1995.

Note 5 Income Taxes
- -------------------

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different tax periods. Deferred taxes are classified as current or non-current, depending on the classifications of the assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current

                           DCC COMPACT CLASSICS, INC.
                         NOTES TO FINANCIAL STATEMENTS"
                       For the Period Ended March 31, 1996

depending on the periods in which the temporary differences are expected to reverse. Temporary differences giving rise to the deferred tax asset consist of accrued salary due to an officer of the Company. The amount of the deferred tax asset is $33,100.

Note 6. Commitments and Contingencies
- -------------------------------------

The Company entered into a three year employment contract with its President on January 1, 1993. The agreement provides for a salary of $150,000 during 1993, $160,000 during 1994 and $170,000 during 1995. In February 1996 the contract was extended for an additional three years at $170,000 per year.

INTRODUCTION

DCC Compact Classics, Inc (the Company) was incorporated as a Colorado corporation on February 20, 1986, and on October 19, 1987, completed the acquisition of Dunhill Compact Classics, Inc., a privately-held California Corporation. The focus of the Company's operations following such acquisition was to establish a specialized niche in the then emerging market for compact discs ("Cds"). The emergence of compact disc technology in the early 1980's led to segments of the consuming public replacing their collections of vinyl and audio cassettes with the superior quality and convenience of compact discs. Classical music listeners were the first segment to accept compact disc technology and the initial discs made available were comprised of classical albums. Since that time there has been substantial acceptance of compact discs for all types of music, including classical, jazz, rock and oldies. Sales of compact discs are growing rapidly and by the end of 1994 represented in excess of 70% of all music sales in the $12 billion record industry.

A predominant portion of the Company's manufacturing process utilizes a coating of 24K gold and a proprietary vintage vacuum tube system which are considered by various audiophiles to have a superior phonic quality compared with standard CD's, and thereby can be sold at a premium in excess of the incremental manufacturing costs. The Company is presently one of the industry leaders in the sale of 24K gold Cds and has license rights to the exclusive exportation of 24K gold CD albums by such artists as Frank Sinatra, Ray Charles, Bob Dylan, The Doors, The Eagles, Paul McCartney, Cream, Miles Davis, Creedence Clearwater Revival, Joni Mitchell, The Steve Miller Band, and Bob Seger. The Company has successfully exploited the consumer demand for reissues and compilations of music originally issued on vinyl and audio cassettes. This has been achieved through the purchase, exploitation and sale of catalogs of music masters and by licensing rights from others to music masters for exploitation. The Company's basic concept has been to provide the listening public a compact disc line that specializes in contemporary music which includes jazz, classical, and oldies and the 24K gold limited edition series. In addition, the Company has developed "Collection" series which feature the best of certain performance era or type of music.

Since formation of the Company in February 1986, the Company has entered into licensing agreements with major record labels throughout the industry, including Sony, MCA, Warner, Electra, Atlantic, Arista, Capitol and Polygram among others. Typically, licensing agreements range from three to five years in term with possible renewal options. Royalties are paid to the licensor at between $.55 to $6.00 per unit sold for the term of the agreement. The Licensing agreements grant the Company the exclusive or non-exclusive right to make master recordings of many top artists for the purpose of enhancing the sound quality through digital sound recording process and then to market under the Company's trade label the individual recordings or compilations in the form of a compact disc. At the present time, most of the major music recording companies are not seeking to develop this specialized niche on a proprietary basis and rely on specialty operations such as the Company for the development of the reissue market. The Company follows the normal practice for independent record labels, which entails subcontracting manufacturing, field sales, physical distribution, billing and collections to specialized entities providing the services.

Commencing in 1994, the Company formed a strategic alliance with Romance Alive Audio, Inc. to enter into the emerging market for audio books with a focus on romantic novels. Romance Alive Audio operates out of the same facilities as the Company, specializes in publishing romance novels on audio cassettes and markets such audio cassettes through chain stores, supermarkets and traditional book outlets. The Company has completed signings with numerous well-known authors in this field and has the potential to become a recognized publisher of womens romance novels on audio cassettes in the United States.

The Company's officers are located at 9301 Jordan Avenue, Suite 105, Chatsworth, California 91311, the telephone number of the Company is (818) 993-8822.

BACKGROUND

The Company was incorporated as Total Capital Corporation under the laws of the State of Colorado on December 5, 1986, for the purpose of seeking potential business ventures. The Company successfully completed its initial public offering in June 1987, with the sale of 25,000,000 Units, at $.02 per Unit, each Unit consisting of one share of common stock, one Class A Warrant, one Class B Warrant and one Class C Warrant.

On October 19, 1987, the shareholders of the Company approved an Agreement and Plan of Merger (the "Agreement") between the Company and Dunhill Compact Classics, Inc., a privately held California Corporation ("Dunhill"). Pursuant to the Agreement, Dunhill was merged with and into the Company and the shareholders of Dunhill received a total of 143,000,000 shares of the Company's common stock. Pursuant to the merger, the Company changed its name to Dunhill Compact Classics, Inc. effective October 20, 1987. On August 8, 1989 the shareholders of the Company approved a name change to "DCC Compact Classics, Inc." herein referred to as the Company or DCC. DCC is continuing the business of Dunhill.

The Company was incorporated on February 20, 1986, with the initial mission to exploit the then-emerging market for Compact Discs. Since that time, the Company has extended its mission to enter new niche markets in the entertainment business as they open. The niche markets that are presently being exploited are reissues of catalogs of music masters, 24K gold CD's and more recently a joint venture in the emerging market for Audio Books. The Company is currently preparing to launch a line of mid-priced CD-ROM's.


RESULTS OF OPERATIONS

Comparison of quarter ended March 31,1996 to the quarter ended March 31, 1995

Net sales decreased 22.6% to $1.18 million in the quarter ended March 31, 1996 from $1.52 million in the quarter ended March 31, 1995. The decrease was due to less releases of new product compared to the similar period of the prior year.

The Company's gross margin for the quarter ended March 31, 1996 decreased to $.74 million from $.82 million for the quarter ended March 31, 1995. As a percentage of net sales, the gross margin increased to 63.4% in the quarter ended March 31, 1996 from 54.4% in the quarter ended March 31, 1995. The increase in gross margin percentage can be attributed to the product mix whereby less acquisition cost included the artist royalties in the manufacturing cost.

Operating expenses increased 5.7% to $.55 million for the quarter ended March 31, 1996 from $.5.2 million for the quarter ended March 31, 1995. As a percentage of net sales, operating expenses increased to 47.2% of net sales in the quarter ended March 31, 1996 from 34.6% in the quarter ended March 31, 1995. This significant increase was primarily due to a higher artist royalty rate on the VRG product. Significant changes occurred in the following areas. Wages increased to 14.7% of sales for the quarter ended March 31, 1996 from 9.5% in the quarter ended March 31, 1995. This decrease was due primarily to the smaller sales base. Accounting and Legal increased to 5.8% of net sales in the quarter ended March 31, 1996 from 2.9% for the quarter ended March 31, 1995. This decrease was due primarily to the reduced sales base. In 1995, the company reached a settlement in a lawsuit whereby the receipt of the procedes in the quarter ended March, 1995 helped to lower the operating costs by 5.8%. There was no similar amount in the quarter ended March 31, 1996. This was the single greatest change in overall operating costs.

LIQUIDITY AND CAPITAL RESOURCES

As the Company grows and expands into new market niches, DCC must add to its working capital in order to develop and market new product. During 1994, the Company's operations were funded through a combination of profits and the sale of the Shelter catalog master tapes. During the first quarter of 1995, the Company's working capital was increased solely through the profits of the Company. Cash on hand at March 31, 1996 amounted to $.16 million and the line of credit remained unchanged during the quarter.