Form 10QSB
period 1996-06-30
DCC COMPACT CLASSICS INC
filed 1996-09-17
CIK 809932

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   Form 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 1996                  COMMISSION FILE NUMBER 0-21114


                           DCC COMPACT CLASSICS, INC.
- --------------------------------------------------------------------------------
             (exact name of registrant as specified in its charter)


             COLORADO                                  84-1046186
- -------------------------------                ------------------------------
 (State or other jurisdiction of              (I.R.S. Employer Identification
 incorporation of organization)                Number)


           9301 Jordan Avenue, Suite 105, Chatsworth, California 91311
- --------------------------------------------------------------------------------
                    (Address or principal executive offices)


                                 (818) 993-8822
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes    X            No
                        --------            --------

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of business of

Common Stock - $.05 par value                             6,696,725
- -----------------------------                   --------------------------------
           CLASS                                Outstanding at August 31, 1996

                                     PART I

                              FINANCIAL INFORMATION

Item 1.  Financial Statements
- -----------------------------

                           DCC COMPACT CLASSICS, INC.
          CONSOLIDATED BALANCE SHEETJune 30, 1996 and December 31, 1995

                                                    June 30,       Dec. 31,
                                                      1996           1995
                                                  (unaudited)      (audited)
                                                  ----------     ----------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                    $  908,534     $  531,826
     Accounts receivable - net                     1,183,714      1,424,481
     Receivable from affiliate                        66,317            -
     Notes receivable                                125,000        140,975
     Inventories                                   1,191,090        952,801
     Advanced royalties                              595,469        426,973
                                                  ----------     ----------
             Total current assets                  4,070,124      3,477,056
                                                  ----------     ----------


FIXED ASSETS, Net                                    754,535         36,782
                                                  ----------     ----------


OTHER ASSETS
     Deferred taxes                                   33,100         33,100
     Mastering costs, net                            602,423        569,566
     Receivables from affiliate                          -           31,577
     Other                                            13,521         51,521
                                                  ----------     ----------
              Total assets                        $5,473,703     $4,199,602
                                                  ==========     ==========








   The accompanying notes are an integral part of these financial statements.

                           DCC COMPACT CLASSICS, INC.
                           CONSOLIDATED BALANCE SHEET
                       June 30, 1996 and December 31, 1995

                                                    June 30,      Dec. 31,
                                                      1996          1995
                                                  (unaudited)    (audited)
                                                  ----------   -----------
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

     Line of credit                               $  267,791   $   318,174
     Accounts payable                                557,090       430,914
     Royalties payable                             1,804,547     2,220,627
     Other accrued expenses                          103,711        35,359
     Deferred revenue                                750,000          -
     Accrued income tax payable                      141,965        96,001
     Current portion of long-term debt               100,000          -
                                                  ----------   -----------
     Total current liabilities                     3,725,104     3,101,075
                                                  ----------   -----------

LONG-TERM DEBT                                       125,000         -

STOCKHOLDERS' EQUITY
     Common stock, par value $.05 per
      share; authorized 10,000,000
      shares, issued and outstanding
         6,696,725 shares and 4,960,596,
         respectively                                 33,484        24,803
     Additional paid-in capital                    1,033,229       623,397
     Retained earnings                               579,436       472,877
     Less treasury stock, at cost                    (22,550)      (22,550)
                                                 -----------   -----------
     Total stockholders' equity                    1,623,599     1,098,527
                                                 -----------   -----------
     Total liabilities and
               stockholders' equity              $ 5,473,703   $ 4,199,602
                                                 ===========   ===========









   The accompanying notes are an integral part of these financial statements.

                                     DCC COMPACT CLASSICS, INC.
                                CONSOLIDATED STATEMENT OF OPERATIONS
                                             (UNAUDITED)

                               Three Months Ended      Six Months Ended
                                     June 30,               June 30,
                                  1996       1995        1996        1995
                             ---------------------  ----------------------

Sales                        $1,222,367 $1,083,051  $2,397,868  $2,600,533

Cost of sales                   681,837    322,014   1,113,056   1,014,593
                             ---------- ----------  ----------  ----------
    Gross profit                540,530    761,037   1,284,812   1,585,940

Selling, adminis-
 trative and other
 operating expenses             550,104    651,478   1,103,920   1,175,594
                             ----------  ---------  ----------  ----------
    Operating
     income (loss)               (9,574)   109,559     180,892     410,346

Other:
  Interest expense,
  net                             3,625        312       6,829      12,277
                             ----------  ---------  ----------  ----------
    Income (loss)
     before
     income taxes               (13,199)   109,247     174,063     398,069

Provision for
 income taxes                    (5,163)    40,909      70,000     159,715
                             ----------  ---------  ----------  ----------
    Net income
     (loss)                  $   (8,036) $  68,338  $  104,063  $  238,364
                             ==========  =========  ==========  ==========


Earnings (loss)
 per share                   $     (.00) $     .01  $      .02  $      .05
                             ==========  =========  ==========  ==========
Average weighted
 number of shares
 outstanding                  5,343,801  4,960,506   5,334,059   4,960,506
                             ==========  =========  ==========  ==========



The accompanying notes are an integral part of these financial statements.

                           DCC COMPACT CLASSICS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                           Six Months Ended
                                                               June 30,
                                                          1996          1995
                                                       ---------      ---------
Cash flows from operating activities:
        Net income (loss)                             $ 104,063       $ 238,354
                                                      ---------       ---------
Adjustments to reconcile net income
  (loss) to net cash used in
  operating activities:
   Non-cash items included
    in net loss:
       Depreciation and
        amortization                                     15,263             711
   Changes in:
       Receivables                                      222,002        (705,069)
       Inventories                                     (238,289)         71,533
       Mastering costs                                  (32,857)        (78,222)
       Royalty advances                                (168,496)         34,375
       Other                                             38,000           7,284
       Accounts payable and
        accrued expenses                                194,528          34,595
       Royalties payable                               (416,080)        230,580
       Deferred revenue                                 750,000            --
       Income taxes                                      45,964         111,155
                                                      ---------       ---------
         Total adjustments                              410,035        (293,058)

Net cash used in
  operating activities                                  514,098         (54,704)
                                                      ---------       ---------



Cash flows from investing activities:
  Capital expenditures                                 (312,007)        (17,166)
                                                      ---------       ---------




   The accompanying notes are an integral part of these financial statements.

                           DCC COMPACT CLASSICS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                          Six Months Ended
                                                               June 30,
                                                          1996           1995
                                                      ---------       ---------
Cash flows from financing activities:
  Additional borrowing                                  225,000            --
  Payments on note payable                              (50,383)        (30,738)
                                                      ---------       ---------
Net cash provided by (used in)
  financing activities                                  174,617         (30,738)
                                                      ---------       ---------
Net increase (decrease) in
  cash and cash equivalents                             376,708        (102,608)

Cash and cash equivalents
  at beginning of period                                531,826         800,952
                                                      ---------       ---------
Cash and cash equivalents
  at end of period                                    $ 908,534       $ 698,344
                                                      =========       =========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Income taxes paid (refunded)                          $    --         $    --
                                                      =========       =========
Interest paid                                         $  13,954       $  12,277
                                                      =========       =========


Non-Cash Transactions

Issuance of stock for fixed assets                    $ 408,861       $    --
                                                      =========       =========
Stock issued in exchange for services                 $  50,000       $    --
                                                      =========       =========










   The accompanying notes are an integral part of these financial statements.

                           DCC COMPACT CLASSICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1996


1. In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly its financial position and the results of its operations and cash flows of the Company for the periods shown.

        Certain prior period amounts have been reclassified to conform to the current period's presentation.

        The results of operations for the six month period are not necessarily indicative of the results to be expected for a full year of operations.

        Use of estimates - The Company's management uses estimates and assumptions in preparing the financial statements. Actual results could vary from these estimates. Key estimates include the collectibility of the accounts receivable, the returns of merchandise shipped, inventory valuations and marketability. In addition, the Company records its liability for license and royalty fees based upon contractual obligations. These calculations are subject to review by independent agencies. Should the results of a review produce amounts greater than those recorded by the Company, there may be a negative impact on the Company's financial statements.


2.      INVENTORY
        ---------
        Inventory consists of the following:

                                                        June 30,       Dec. 31,
                                                          1996           1995
                                                      (unaudited)     (audited)
                                                      ----------     ----------
          Raw materials                               $  200,884     $  235,642

          Finished goods and components                  990,206        717,159
                                                       ---------     ----------
          Total                                       $1,191,090     $  952,801
                                                      ==========     ==========

                           DCC COMPACT CLASSICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1996



3.      CAPITAL STOCK
        -------------

        In June 1996, the Company issued 300,000 shares of common stock in exchange for the equipment used to produce captioned photographs. The shares were valued at $1.36, the estimated market price at the time of the transaction.

        Also during the Quarter ended June 30, 1996, $50,000 in stock options were granted to certain individuals who had performed services for the Company in the past three years.


4.      MAJOR CUSTOMER
        --------------

        During the quarter ended June 30, 1996, the Company changed its main distributor from Navarre to Passport Music. Navarre had previously represented approximately 60% of sales. Passport Music paid an advance fee of $750,000 to serve as the new distributor for the Company. That fee will be earned as goods are sold.


5.      LONG-TERM DEBT
        --------------

        The Company issued notes for $225,000 in exchange for certain assets. The notes bear interest at 8%. $75,000 is due in the third quarter and $25,000 in principal plus the accrued interest is due semi annually.

        The maturity of the debt is as follows:

               Due in year ended:
                              December 31, 1996                 $100,000
                              December 31, 1997                   50,000
                              December 31, 1998                   50,000
                              December 31, 1999                   25,000
                                                                 -------
                                                                $225,000
                                                                 =======

DCC COMPACT CLASSICS, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
- --------------------------------------------------------------------------------

Results of Operations
- ---------------------

Six Months Ended June 30, 1996 as Compared to
- ---------------------------------------------
Six Months Ended June 30, 1995
- ------------------------------

Sales for the six months ended June 30, 1996 were down approximately 8% from the same period of the prior year mainly from the reduction of new releases in the first quarter of the year. The Company also changed its primary distributor during the second quarter without a significant adverse effect in revenue.

The Company's overall gross profit margins decreased from 61% to 54% for the six month period ended June 30, 1996 compared to the same period in the prior year. Management attributes the slight decline to a change in the product mix and some increase in direct costs related to the returns from the former distributor.

General, administrative and selling expenses decreased by 6% (approximately $70,000) compared to the six month period ended June 30, 1995. The decline was due primarily to a managements renewed focus on cost reductions.


Three Months Ended June 30, 1995 as Compared to
- -----------------------------------------------
Three Months Ended June 30, 1994
- --------------------------------

The Company enjoyed a significant sales rebound during the quarter ended June 30, 1996 of 13% over the same quarter in the prior year and up 4% from the first quarter of 1996. This is largely due to small price increases and a change in product mix.

During the quarter ended June 30, 1995, gross margins declined to approximately 44%, due to the additional work related to the product returns caused by changing distributors and the change in product mix.

For the quarter ended June 30, 1995, general, administrative and selling expenses decreased by 16% (approximately $100,000) from the prior year. This was caused by a reduction in royalties due based on the returns from the distributor and cost reduction efforts.

DCC COMPACT CLASSICS, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
- --------------------------------------------------------------------------------

Liquidity
- ---------

While cash and cash equivalents have increased almost $380,000, the Company had working capital of approximately $345,000 at June 30, 1996, as compared to $370,000 at December 31, 1995. The small decline of $25,000 was due primarily to the $750,000 of advance payments from the new distributor being classified as unearned until merchandise is shipped.

Management believes it has sufficient liquidity to meet the short-term goals of the Company. Management is seeking expanded capital sources to develop strategic long-term opportunities in the captioned photo business.

Management expects no significant revenue from its captioned photo efforts until the fourth quarter of the fiscal year.

                            DCC COMPACT CLASSICS INC.

                                     PART II

                                OTHER INFORMATION


Item 2.  Shareholders Stock Information
- ---------------------------------------

Through July 31, 1996, DCC Compact Classics, Inc.'s stock is traded on NASDAQ bulletin board or "Pink Sheets".




Item 4.  Submission of Matters to a Vote of Security Holders
- ------------------------------------------------------------

None


Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

Reports on Form 8-K: There were no reports on Form 8-K filed for the three months ended June 30, 1996.

                           DCC COMPACT CLASSICS. INC.


Signatures
- ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                    DCC COMPACT CLASSICS, INC.
                                    (Registrant)



                                    BY:/s/Marshall Blonstein
                                       ------------------------------
                                        Marshall Blonstein

                                        Chairman of the Board,
                                        Chief Executive Officer,
                                        President





Date: 9/16/96
     ---------