Form 10QSB
period 1996-09-30
DCC COMPACT CLASSICS INC
filed 1996-11-14
CIK 809932

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   Form 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1996             COMMISSION FILE NUMBER 0-21114


                           DCC COMPACT CLASSICS, INC.
       -----------------------------------------------------------------
             (exact name of registrant as specified in its charter)


             COLORADO                                 84-1046186
-------------------------------                ------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification
 incorporation of organization)                         Number)

           9301 Jordan Avenue, Suite 105, Chatsworth, California 91311
       -----------------------------------------------------------------
                    (Address or principal executive offices)

                                 (818) 993-8822
       -----------------------------------------------------------------
              (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes    X            No
                     --------            --------
      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of business of November 11, 1996.

Common Stock - $.005 par value                         6,696,725
-----------------------------               --------------------------------
           CLASS                            Outstanding at November 11, 1996

                                     PART I

                              FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

                           DCC COMPACT CLASSICS, INC.
                           CONSOLIDATED BALANCE SHEET
                    September 30, 1996 and December 31, 1995

                                                 September 30, December 31,
                                                      1996          1995
                                                  (unaudited)    (audited)
                                                  ----------     ----------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                    $  488,033     $  531,826
      Accounts receivable - net                    1,176,819      1,424,481
      Note receivable from officer                    66,277           -
     Notes receivable                                125,000        140,975
     Inventories                                   1,403,626        952,801
      Advanced royalties                             611,143        426,973
                                                  ----------     ----------
             Total current assets                  3,870,898      3,477,056
                                                  ----------     ---------

FIXED ASSETS, Net of accumulated
 depreciation of 77,025 and 61,426                   740,207         36,782
                                                  ----------     ----------

OTHER ASSETS
     Patent                                          73,326            -
      Deferred taxes                                 33,100          33,100
      Mastering costs, net                          790,505         569,566
      Receivable from affiliate                      32,576          31,577
      Other                                          19,289          51,521
                                                 ----------      ----------
             Total assets                        $5,559,901      $4,199,602
                                                 ==========      ==========





   The accompanying notes are an integral part of these financial statements.

                           DCC COMPACT CLASSICS, INC.
                           CONSOLIDATED BALANCE SHEET
                    September 30, 1996 and December 31, 1995

                                                September 30, December 31,
                                                    1996         1995
                                                (unaudited)   (audited)
                                                ----------   -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Line of credit                            $  266,709   $   318,174
      Current portion of long-term debt            50,000           -
      Accounts payable                            882,171       430,914
     Royalties payable                          1,941,263     2,220,627
     Accrued income tax payable                   161,774        96,001
     Other accrued expenses                        66,636        35,359
                                               ----------   -----------
     Total current liabilities                  3,368,553     3,101,075
                                               ----------   -----------
NONCURRENT LIABILITIES:
Long term debt                                    100,000          -
Deferred royalties payable                        151,920          -
Deferred revenue                                  375,000          -
Other noncurrent liabilities                        2,495          -

STOCKHOLDERS' EQUITY
     Common stock, par value $.005 per
      share; authorized 10,000,000
      shares, issued and outstanding
       6,696,725 shares and 4,960,596,
       respectively                               33,484        24,803
      Additional paid-in capital                 951,630       623,397
     Retained earnings                           599,369       472,877
     Less treasury stock, at cost                (22,550)      (22,550)
                                             -----------   -----------
     Total stockholders' equity                1,561,933     1,098,527
                                             -----------   -----------
    Total liabilities and
            stockholders' equity             $ 5,559,901   $ 4,199,602
                                             ===========   ===========




   The accompanying notes are an integral part of these financial statements.

                           DCC COMPACT CLASSICS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                     Three Months Ended      Nine Months Ended
                           September 30,          September 30,
                        1996       1995        1996        1995
                  ----------------------  ----------------------

Sales              $1,351,724 $ 939,942  $3,749,592  $3,540,475

Cost of sales         962,724   314,344   2,075,780   1,328,937
                   ---------- ----------  ----------  ----------
  Gross profit        389,000   625,598   1,673,812   2,211,538

Selling, adminis-
 trative and other
 operating expenses   339,252   538,865   1,443,172   1,714,459
                   ----------  ---------  ----------  ----------
   Operating
     income (loss)     49,748    86,733     230,640     497,079

Other:
  Interest expense,
  net                   2,320    (9,249)      9,149       3,028
                   ----------  ---------  ----------  ----------
    Income (loss)
     before
     income taxes      47,428    95,982     221,491     494,051

Provision for
 income taxes          25,000    36,410      95,000     196,125
                   ----------  ---------  ----------  ----------
    Net income
     (loss)        $   22,428 $  59,572  $  126,491  $  297,926
                   ==========  =========  ==========  ==========


Earnings (loss)
 per share         $     .00  $     .01  $      .02  $      .06
                   ==========  =========  ==========  ==========
Average weighted
 number of shares
 outstanding        6,696,725  4,960,506   6,120,127   4,950,506
                   ==========  =========  ==========  ==========

   The accompanying notes are an integral part of these financial statements.

                           DCC COMPACT CLASSICS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                  Nine Months Ended
                                                      September 30,
                                                  1996          1995
                                                ---------     ---------
Cash flows from operating activities:
      Net income (loss)                         $ 126,491     $ 297,926
                                                ---------     ---------
Adjustments to reconcile net income
  (loss) to net cash used in
  operating activities:
   Non-cash items included
    in net loss:
       Depreciation and
        amortization                               22,000        2,480
      Changes in:
       Receivable                                 182,360     (689,121)
       Inventories                             (1,021,280)      (6,897)
        Mastering costs                           343,116      (56,609)
       Royalty advances                          (169,170)     (11,501)
        Other                                      31,234        7,284
      Accounts payable and
        accrued expenses                          485,030     (117,585)
     Royalties payable                           (127,444)     262,303
      Deferred revenue                            375,000         -
      Income taxes                                 65,773      148,365
                                                ---------     ---------
         Total adjustments                        186,619     (461,281)
Net cash used in
  operating activities                            313,110     (163,355)
                                                ---------     ---------
Cash flows from investing activities:
  Capital expenditures                        $ (800,625)   $ (17,211)
  Intangibles                                    (73,326)         -
  Common stock issued in purchase                  8,681          -
  Additional Paid-in capital on stock            409,832          -
                                               ---------    ---------
Net cash used in investing activities         $ (455,438)   $ (17,211)
                                               ---------    ---------

   The accompanying notes are an integral part of these financial tatements.

                           DCC COMPACT CLASSICS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                   Nine Months Ended
                                                      September 30,
                                                    1996         1995
                                                 ---------    ---------
Cash flows from financing activities:
  Additional borrowing                             150,000         -
  Payments on note payable                         (51,465)     (8,196)
                                                 ---------    ---------
Net cash provided by (used in)
  financing activities                              98,535      (8,196)
                                                 ---------    ---------
Net increase (decrease) in
  cash and cash equivalents                        (43,793)   (188,762)

Cash and cash equivalents
  at beginning of period                           531,826     800,952
                                                 ---------    ---------
Cash and cash equivalents
  at end of period                               $ 488,033    $ 612,190
                                                 =========    =========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Income taxes paid (refunded)                     $ 29,227     $     -
                                                 =========    =========
Interest paid                                    $  13,954    $  12,277
                                                 =========    =========


Non-Cash Transactions

Issuance of stock for fixed assets               $ 326,400        $     -
                                                 =========    =========
Stock issued in exchange for services            $  50,000        $     -
                                                 =========    =========




   The accompanying notes are an integral part of these financial statements.

                           DCC COMPACT CLASSICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1996


1. In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly its financial position and the results of its operations and cash flows of the Company for the periods shown.

      Certain prior period amounts have been reclassified to conform to the current period's presentation.

      The results of operations for the nine month period are not necessarily indicative of the results to be expected for a full year of operations.

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


2.    INVENTORY
      ---------
      Inventory consists of the following:

                                      September 30,    Dec. 31,
                                           1996           1995
                                       (unaudited)     (audited)
                                       ----------     ----------
        Raw materials                   $  461,919     $  235,642

       Finished goods and components       941,707        717,159
                                         ---------     ----------
       Total                            $1,403,626     $  952,801
                                        ==========     ==========

                           DCC COMPACT CLASSICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1996

3.    CAPITAL STOCK
      -------------
      In June 1996, the Company issued 300,000 shares of restricted common stock as partial payment related to the purchase of Photo Dimensions, Inc., a manufacturer and distributor of single use, specialty camera equipment used to produce captioned photographs. The shares were valued at $1.08, the estimated discounted market price at the time of the transaction.

4.    MAJOR CUSTOMER
      --------------
      The company distributes its product through traditional record distributors as well as through nontraditional distribution channels such as a network of twenty-two non-exclusive international distributors. During the quarter ended June 30, 1996, the Company changed its main distributor from Navarre to Passport Music. Navarre had previously represented approximately 60% of sales. Passport Music represents less than 50% of sales. Passport Music paid an advance fee of $750,000 to serve as a new distributor of certain of the Company's products. The company recognizes income when goods sold can no longer be returned. At September 30, 1996, the unearned revenue was $375,000.

5.    LONG-TERM DEBT
     --------------
      The Company issued notes for $150,000 as partial payment for a certain acquisition. The notes bear interest at 8%. Principal of $25,000 plus the accrued interest is due semi annually commencing December 31, 1996.

      The maturity of the debt is as follows:
      Due in year ended:
                         December 31, 1996          $  25,000
                         December 31, 1997             50,000
                         December 31, 1998             50,000
                         December 31, 1999             25,000
                                                      -------
                                                    $ 150,000
                                                      =======

DCC COMPACT CLASSICS, INC.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations
--------------------------------------------------------------------------------

Results of Operations
---------------------

Nine Months Ended September 30, 1996 as Compared to
---------------------------------------------------
Nine Months Ended September 30, 1995
------------------------------------

Sales for the nine months ended September 30, 1996 were up approximately 6% from the same period of the prior year mainly due to new releases. The Company also changed its primary distributor during the second quarter without a significant adverse effect in revenue.

The Company's overall gross profit margins decreased from 63% to 45% for the nine month period ended September 30, 1996 compared to the same period in the prior year. Management attributes the decline to a change in the product mix and some increase in direct costs related to the returns from the former distributor.

General, administrative and selling expenses decreased by 16% (approximately $280,000) compared to the nine month period ended September 30, 1995. The decline was due primarily to a management's continued focus on cost reductions.


Three Months Ended September 30, 1996 as Compared to
----------------------------------------------------
Three Months Ended September 30, 1995
-------------------------------------

The Company enjoyed a significant sales rebound during the quarter ended September 30, 1996 of 44% over the same quarter in the prior year, largely due to small price increases and a change in product mix.

During the quarter ended September 30, 1996, gross margins declined to approximately 29%, due to the additional product returns caused by changing distributors in the second quarter and the change in product mix.

For the quarter ended September 30, 1996, general, administrative and selling expenses decreased by 40% (approximately $200,000) from the prior year. This was caused by a reduction in royalties due based on the returns from the distributor and cost reduction efforts.

DCC COMPACT CLASSICS, INC.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations
--------------------------------------------------------------------------------

Liquidity
---------

During the nine months ended September 30, 1996, cash and cash equivalents decreased $43,793. Working capital increased during the nine months ended September 30, 1996 to $502,000 compared to $370,000 at December 31, 1995. The increase of $126,000 was due primarily to increases in inventory,and advanced royalties, offset by decreases in certain receivables and accrued liabilities.

Management believes it has sufficient liquidity to meet the short-term goals of the Company. Management is seeking expanded capital sources to develop strategic long-term opportunities in the captioned photo business.

Management expects no significant revenue from its captioned photo efforts until the first quarter of the 1997 fiscal year.

                            DCC COMPACT CLASSICS INC.

                                     PART II

                                OTHER INFORMATION


Item 2.  Shareholders Stock Information
---------------------------------------

Through November 11, 1996, DCC Compact Classics, Inc.'s stock is traded on NASDAQ bulletin board or "Pink Sheets".




Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

None


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

Reports on Form 8-K: There were no reports on Form 8-K filed for the three months ended September 30, 1996.

                           DCC COMPACT CLASSICS. INC.


Signatures
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                    DCC COMPACT CLASSICS, INC.
                                    (Registrant)



                                    BY: /s/Marshall Blonstein
                                       --------------------------
                                        Marshall Blonstein

                                        Chairman of the Board,
                                        Chief Executive Officer,
                                        President





Date: 11/12/96