Form 10KSB
period 1996-12-31
DCC COMPACT CLASSICS INC
filed 1997-04-25
CIK 809932

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the Year Ended December 31, 1996

                           Commission File No. 0-21114


                           DCC COMPACT CLASSICS, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


            Colorado                                     84-1046186
--------------------------------------------------------------------------------
  (State of Other Jurisdiction of                    (I.R.S. Employer
   Incorporation or Organization)                     Identification No.)


9301 Jordan Avenue, Suite 105, Chatsworth, California              91311
--------------------------------------------------------------------------------
    (Address of Principal Executive Offices)                    (Zip Code)


                                 (818) 993-8822
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:  None


Securities registered under Section 12(g) of the Exchange Act:  None


      Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes   X       No
                                       ---          ---


            Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      State issuer's revenues for its most recent fiscal year:     $4,665,576.

            Common Stock, par value $.005 per share ("Common Stock"), was the only class of voting stock of the Registrant outstanding on April 2, 1997. Based on the closing bid price of the Common Stock on the National Association of Securities Dealers, Inc. OTC Bulletin Board as reported on April 2, 1997 ($.75), the aggregate market value of the 3,409,000 shares of the Common Stock held by persons other than officers, directors and persons known to the Registrant to be the beneficial owner (as that term is defined under the rules of the Securities and Exchange Commission) of more than five percent of the Common Stock on that date was approximately $2,556,750. By the foregoing statements, the Registrant does not intend to imply that any of these officers, directors or beneficial owners are affiliates of the Registrant or that the aggregate market value, as computed pursuant to rules of the Securities and Exchange Commission, is in any way indicative of the amount which could be obtained for such shares of Common Stock.

            The Registrant had 7,051,725 shares of its $.005 par value Common Stock issued and outstanding as of April 2, 1997.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Documents incorporated by reference: None.


      Transitional Small Business Disclosure Format:  Yes    ; No   X
                                                          ---      ---

                                     PART I

ITEM 1.     DESCRIPTION OF BUSINESS
            -----------------------

      THE COMPANY

General

      The focus of the Company's operations for approximately the first decade of its operations, has been to build a specialized niche in the market for compact discs ("CDS"). The emergence of CD technology in the early 1980s led to segments of the consuming public replacing their collections of vinyl and audio cassettes with the superior quality and convenience of CDS. Classical music listeners were the first segment to accept CD technology and the initial CDS were comprised of classical albums. Since that time there has been substantial acceptance of CDS for all types of music, including classical, jazz, rock and oldies. Sales of CDS grew rapidly and by the end of 1995 represented in excess of 70% of all music sales in the $12 billion record industry.

      A predominant portion of the Company's manufacturing process utilizes a coating of 24k gold and a proprietary vintage vacuum tube system which are considered by various audiophiles to have a superior phonic quality compared with standard CDS, and thereby can be sold at a premium in excess of the incremental manufacturing costs. The Company is presently one of the industry leaders in the sale of 24k gold CDS and has license rights to the exclusive exploitation of 24k gold CDS albums by such artists as Frank Sinatra, Beach Boys, The Doors, The Eagles, Paul McCartney, Cream, Miles Davis, Creedence Clearwater Revival, The Steve Miller Band, Ringo Starr and Bob Seeger. The Company has successfully exploited the consumer demand for reissues and compilations of music originally issued on vinyl and audio cassettes. This has been achieved through the purchase, marketing and sale of catalogs of music masters and by licensing rights from others of music masters for exploitation. The Company's basic concept has been to provide the listening public a CD line that specializes in contemporary music which includes jazz, classical and oldies and the 24k gold limited edition series. In addition, the Company has developed various "Compilation" series which features the best of a certain performance era or type of music.


      The Company has entered into licensing agreements with major record labels, including Sony, MCA, Warner, Elektra, Atlantic, Arista, Capitol and Polygram among others. Typically, licensing agreements range from three to five years in term with possible renewal options. Royalties are paid to the licensor at between $.55 to $6.00 per unit sold for the term of the agreement. The licensing agreements grant the Company the exclusive or non exclusive right to utilize master recordings of many top artists for the purpose of enhancing the sound quality through a digital sound recording process and then to market under the Company's trade label, the individual recordings, or compilations. The Company follows the normal practice for independent record labels, which entails subcontracting manufacturing, field sales, physical distribution, billing and collections to specialized entities providing such services.

      During 1993, the Company formed a general partnership, "Romance Alive Audio" (the "Partnership"), with Romance Alive Audio, Inc. ("Romance Alive") to enter the emerging market for audio books. Romance Alive is owned by Beverly Blonstein, the spouse of Marshall Blonstein, the Chief Executive Officer of the Company. The Partnership, which operates out of the same building as the Company, specializes in the publishing of romance novels on audio- cassette, sold primarily through chain-drug stores, supermarkets and traditional book outlets. The Partnership has achieved its goal of becoming a significant publisher of women's romance novels on audio cassette in the United States. Under the terms of the partnership arrangement, the Company and Romance Alive divide revenues and costs on a 70/30 basis, respectively.

      On June 30, 1996, the Company entered into an agreement with Re-Pac Corp. to purchase all of the shares of corporate stock of Photo Dimensions, Inc. ("PDI") which were owned by Re-Pac Corp. Through the acquisition, which was completed during July 1996, the Company acquired the technology for use in the Company's promising new product known as the "Single-Use Caption Camera." The Single- Use Caption Camera is a disposable camera that combines two images onto the same frame of film in a single photograph. Part of the film frame is pre-exposed, before the film is loaded into the disposable camera, to a first image. The image will appear on the bottom of the picture as a named theme or event. The film is then loaded into a Single-Use Caption Camera. When the user takes a picture, the film is exposed to a second image, namely the target image. The two images are then simultaneously developed by conventional means as a single image. On June 25, 1996, PDI filed an application with the U.S. Patent and Trademark Office for a patent of the method and apparatus use in the Single-Use Caption Camera. The patent was issued on March 25, 1997 as U.S. Patent Number 5,615,396. The Patent is entitled "Producing Smoothly Blended Double Exposure Composite Images."

      The Company's principal product has been CDS. Management plans to continue its efforts to maintain the Company's market share for CDS. Management is equally committed to the success of the Single- Use Caption Camera.

      The Company's executive offices are located at 9301 Jordan Avenue, Suite 105, Chatsworth, California 91311; the telephone number of the Company is (818) 993-8822.

Background

      The Company was incorporated as Total Capital Corporation, a Colorado corporation, on December 5, 1986. On October 19, 1987, the shareholders of the Company approved an agreement and plan of merger with Dunhill Compact Classics, Inc., a privately held California Corporation ("Dunhill") incorporated on February 19, 1986. Pursuant to the merger, the Company changed its name to Dunhill Compact Classics, Inc. effective October 20, 1987. On August 8, 1989, the shareholders of the Company approved a name change to "DCC Compact Classics, Inc." The Company continued the business of Dunhill.

      The Company's mission after the acquisition of Dunhill has been to exploit the then-emerging market for compact discs. Since that time, the Company has extended its mission to enter new niche markets in the entertainment business as they develop. The niche markets which are presently being exploited are reissues of catalogs of music masters, 24k gold CDS and, more recently, a joint venture in the emerging market for Audio Books. The Company through Photo Dimensions Inc., a wholly owned subsidiary acquired during 1996, is launching a new product known as the "Single-Use Caption Camera."

Growth Strategy

      The Company's basic concept has been to provide to the listening public a compact disc line that specializes in contemporary music which includes jazz, classical and oldies, and 24k gold limited edition series. It is the opinion of the management that continued significant investment will be made to license as many master tape rights as can be obtained. An important indicator of future growth is the amount of product (i.e., licensing of artists) it can control in the marketplace.

      The Company continues to explore other entertainment niche markets to exploit either through acquisition or license. Management believes that the greatest growth will come from the Company's most recent efforts to develop, market and distribute for sale its Single-Use Caption Camera to the wholesale marketplace and premium users.

Catalogs of Music Masters

      The emergence of compact disc technology in the early 1980s has led to consumers replacing their collections of vinyl and audio-cassettes with the much higher quality and convenience of compact discs, which now account for over 70% of music sales in the United States.

      The Company has successfully exploited the consumer demand for reissues and compilations of music originally issued on vinyl and audio-cassettes. This has been achieved both through the purchase, exploitation and sale of catalogs of music masters and by licensing rights from others to music masters for exploitation.

Licensing Agreements

      The Company has entered into licensing agreements with major record labels, including Sony, MCA, Warner, Elektra, Atlantic, Arista, Capitol, Polygram, and among others. Each licensing agreement carries different royalty arrangements and terms with various options. Typically, licensing agreements range from three to five years in term, and in some cases, with several additional renewal options. Royalties are paid to the licensor between $.55 to $6.00 per unit sold for the term of the various agreements.

      The license agreements grant the Company the exclusive or non-exclusive right to utilize master recordings of many top artists for the purpose of enhancing the sound quality through a digital sound recording process, and then to market the recordings under the Company's trade names, the individual recordings, or compilations. The Company has the right to select which recordings are suitable for the compact disc presentation under its trade names.

      Typically, royalties are paid either quarterly or semi-annually after the compact disc has been shipped to the retail outlets. In some cases the Company pays an advance against royalties ranging from $1,000 to $25,000, depending on the artist. If an advance is made, the Company does not pay additional royalties until the amount of the advance has been recouped.

Production, Distribution, Marketing and Sales

      The Company follows the normal practice for independent record labels, which entails sub-contracting manufacturing, field sales, physical distribution, billing and collections, to specialized entities providing such services. The Company offers international penetration and domestic (U.S.) marketing for CDS through independent sales representatives. The Company employs a staff to handle licensing, recording, quality control and marketing, and to oversee the sub-contracted services relating to CDS.

      DCC LABEL -- The Company has been producing compact discs since 1986. Distribution outlets for DCC Label are principally independent distributors, which currently represent 90% of Company sales. In other cases, bulk sales may be made directly to major record stores. The Company follows normal record distribution concepts (i.e, compact discs are sold to a distributor or retailer who then marks up the price for sale to consumers). During 1996, the Company terminated its distribution agreements with eight regional distributors and entered into a distribution agreement with one national distributor which will be the exclusive distributor for the Company's core market for CDS. The Company will continue to use other distributors for specialized markets.

      SANDSTONE LABEL -- This label is currently being distributed in the same manner as the DCC label. The line features popular artists and older recordings including Aretha Franklin, Red Hot Chili Peppers, and Roxette. The label has also picked up the distribution of various labels which specializes in house dance music.

Single-Use Caption Cameras

      With respect to the Company's new product, the Single-Use Caption Camera, the Company will utilize the technology it acquired in its acquisition of Photo Dimensions, Inc. completed during July 1996. The laser technology of pre-exposure burns an image into the film which is similar to laser printing on paper. The image will appear on the bottom of all of the pictures taken by the Single-Use Caption Camera. The image will be either a named theme or event. Examples of named themes or events are the birth of a child, a birthday or anniversary, a trip to a theme park or vacation resort, or other special events. The pictures will have captions like "It's a Boy," "It's a Girl," "Happy Birthday," "Happy Anniversary," "Hawaii," etc.

      After the desired image is burned on the film by the Company's technology, the film will be shipped to an assembler who will construct the disposable cameras. The Company estimates the assembler will require approximately 30-60 days to complete the assembly of the camera and ship the camera to its destination. This assembly process will allow the Company to ramp-up production with relatively minimal lead-time and capital investment.

      The Company has independent sales representatives to market its Single-Use Caption Camera to the wholesale marketplace and large quantity users. One group of sales representatives will concentrate on marketing Single-Use Caption Cameras to convenience stores for impulse purchases, at card stores, at one-hour photo stores, toy stores, tourist locations and resorts, theme parks and other outlets. A second group of sales representatives will concentrate on generic quantity users.

      The management of the Company believes that the introduction and marketing of its new Single-Use Caption Camera presents the opportunity for the Company to become a significant participant in the single-use camera industry. Management anticipates that the addition of the caption feature technology to the single-use (disposable) camera may be appealing to a sufficient portion of the users of single-use cameras so that sales generated from the sales of the Company's new product could grow substantially over the next five years. However, there is no assurance that the growth will be achieved. The growth of the wholesale market for single-use cameras worldwide exceeded $1 billion in 1996 which represents an estimated 200 million single-use cameras sold, with approximately 53 million sold in the United States.

Competition

      COMPACT DISCS -- There is intense competition in the $12 billion domestic U.S. music industry, which is dominated by six major global entities - Warner Music Group, Sony Music, Polygram, Bertelsman Music Group, EMI Records Group and MCA Music Entertainment - known as "the Majors." The Company's principal competitors are the departments of these "Majors" specializing in catalog reissues.

      While the "Majors" have larger financial and promotional budgets, the Company has a competitive advantage compared with the catalog re-issue departments of the Majors, due to its reputation in the market place as expert in the field and because the "Majors" focus is often deflected by the priority of exploiting new material from current superstar and developing artists.

      SINGLE-USE CAPTION CAMERAS -- The Company is aware of only one direct competitor possessing technology that can produce a caption camera similar in technology to the Company's technology. The competitor's technology is, however, different, but the competitor's technology does produce captions on film as does the Company's technology. Other competitors could develop new technology that would further increase the competition in the marketplace. The management of the Company is unaware of any other direct competitors at this time.

      Competitors who sell single-use cameras but are not anticipated to compete directly with the Company's new Single-Use Caption Cameras are primarily large companies in the photograph industry. The major competitors are Eastman Kodak, Fuji Film, and others.

Employees

      The Company employs 14 people on a full-time basis in the Company's California office of which 3 employees are in executive positions and the balance are engaged in technical and administrative capacities. The Company's North Carolina office employs 4 people.


ITEM 2.     DESCRIPTION OF PROPERTIES
            -------------------------

      The Company's principal offices are located at 9301 Jordan Avenue, Suite 105, Chatsworth, California 91311. These premises, which consist of approximately 9,000 square feet of space, are the subject of a lease agreement which covers a term of five years concluding April 2000 at an adjusted base rental of approximately $5,521 per month. The Company leases approximately 1,800 square feet of space on a month to month basis at approximately $2,000 per month in North Carolina.

ITEM 3.     LEGAL PROCEEDINGS
            -----------------

      The Company was named as one of two defendants in a lawsuit filed on October 17, 1996 by PSI Industries, Inc., a Florida corporation ("PSI") in the Circuit Court of the 15th Judicial Circuit for Palm Beach County, Florida. The actions against the Company were breach of a written non-disclosure and confidentiality agreement, misappropriation of trade secrets, unfair competition, and deceptive advertising. The actions are based on allegations relating to discussions initiated by PSI with the Company during late 1995 regarding the possible merger of the two companies. In connection therewith, the Company signed a non-disclosure and confidentiality agreement. PSI had been granted an exclusive license by Keepsake, Inc., a Florida corporation ("Keepsake") for the marketing of Keepsake's pre-exposed message camera process. PSI alleges that the Company acted in concert with the second defendant, a former marketing manager for PSI, to form a business enterprise, referred to as Photo Dimensions, for the purpose of manufacturing or distributing the single-use message cameras using Keepsake's proprietary message camera process. After conducting its due diligence, the Company concluded that it was not in its best interest to form a merger with PSI. During 1996, the Company purchased Photo Dimensions, Inc. ("PDI") which has rights and technology to a double exposure camera. On March 25, 1997, the United States Patent and Trademark Office issued a patent to PDI entitled "Producing Smoothly Blended Double Exposure Composite Images." During January 1997, the Company filed a lawsuit against PSI in the United States District Court for the Central District of California. The complaint is for declaratory relief, unfair competition, slander of title, intentional misrepresentation, negligent misrepresentation, and breach of contract. While the outcome of the lawsuit against the Company cannot be predicted with certainty, it is the opinion of counsel that the Company has meritorious defenses to the lawsuit. In the opinion of management, the lawsuit, when finally concluded, will not have a material adverse effect on the Company's financial condition. Further, counsel believes that the Company has meritorious claims against the defendants.

      In a second matter, the Company filed a lawsuit during September 1996 against VRG Records, Page Hufty, and LV-Wax Records in the Superior Court for the County of Los Angeles, California. The Company's complaint alleges that VRG Records breached a 4 year exclusive distribution agreement under which the Company, through its distributors, were to be the exclusive distributor of VRG Record products. After the Company's initial success, Page Hufty, the President and owner of VRG Record, created LV-Wax Records to distribute VRG Record products for which the Company was named as the exclusive distributor under the exclusive distribution agreement. The Company has claimed damages of $50,000 to $100,000 as a consequence of VRG Record's breach. VRG Record filed a cross-complaint against the Company alleging that the Company has failed to account and pay amounts owed to VRG Record under the agreement. Counsel for the Company believes that the Company's claims against the defendants is meritorious and that the Company has meritorious defenses and offsets with respect to the cross-complaint.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS
            ---------------------------------------------------

      A special meeting of the shareholders of the Company's common stock was held on November 27, 1996. A proxy statement was furnished to the shareholders in connection with the solicitation by the Company's Board of Directors of proxies to amend the Company's Articles of Incorporation to effect a one-for-three (1:3) reverse stock split of the issued and outstanding common stock of the Company on the basis of one newly issued common stock share for each three shares of the Company's presently issued and outstanding common stock. Of the 6,746,725 shares issued and outstanding, as of November 27, 1996, 4,559,078 shares voted for the proposal, 2,715 shares voted against and 2,450 shares abstained. The reverse stock split was to become effective upon the filing of an amendment to the Company's articles of incorporation with the Secretary of State of Colorado. The filing occurred during December 1996. During April 1997, the Company's board of directors approved, as being in the best interest of the Company and its shareholders, a resolution to amend the Company's articles of incorporation to delay the effective date of the reverse stock split. The amendment will be filed by the end of April 1997 with the Secretary of State of Colorado and will provide that all issued and outstanding shares of the Company's common stock held by each holder of record on October 1, 1997 shall be automatically combined at the rate of one for three (1:3). The shareholders will then be notified and requested to surrender their stock certificates representing pre- reverse stock split shares to the Company's transfer agent in exchange for stock certificates representing post-reverse stock split shares.


                                     PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
            --------------------------------------------------------

      (a) The Company's Common Stock is traded on the OTC Bulletin Board under the symbol "DCCC." The following table sets forth the high and low bid quotations for the Common Stock for the periods indicated. These quotations reflect prices between dealers, do not include retail mark-ups, mark-downs or commission and may not necessarily represent actual transactions.

                                                Low           High
                                                ---           ----

      March 31, 1995                            $ .18        $ .33
      June 30, 1995                               .18          .78
      September 30, 1995                          .72         1.06
      December 31, 1995                          1.12         1.87
      March 31, 1996                             1.75         2.00
      June 30, 1996                              1.56         1.56
      September 30, 1996                          .63         1.25
      December 31, 1996                           .63         1.38
      March 31, 1997                              .81          .88

      As of April 2, 1997, there were 214 holders of record of the Company's common stock. The closing bid price quoted on the OTC Bulletin Board sheets for the Company's Common Stock at April 2, 1997 was $.75.

      The Company has never declared or paid, and has no present intention to pay, cash dividends on its Common Stock. Any future dividends will necessarily depend upon the Company's future earnings, capital requirements, financial condition and other factors.

ITEM 6.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF FINANCIAL  CONDITION AND
            --------------------------------------------------------------------
            RESULTS OF OPERATIONS
            ---------------------

Overview

      The focus of the Company's operations during the last decade has been to maintain a specialized niche in the market for compact discs for music listeners. The Company is one of the industry leaders in a manufacturing process which utilizes a coating of 24k gold. The 24k gold compact discs have a superior phonic quality than standard compact discs and can be sold at a premium in excess of the incremental manufacturing costs. Another specialized niche which the Company has successfully exploited is the consumer demand for reissues and compilations of music originally issued on vinyl and audio cassettes.

      The Company's growth strategy is to exploit other entertainment niches either through acquisitions or licensing agreement. Since the formation during 1993 of Romance Alive Audio, a California general partnership by the Company and Romance Alive Audio, Inc, the partnership has become a significant publisher in the United States of women's romance novels on audio cassette. The audio-cassettes are sold primarily through chain-drug stores, supermarkets and traditional book outlets.

      During July 1996, the Company completed the acquisition of Photo Dimensions, Inc. Through the acquisition, the Company acquired the technology that is in the Company's promising new product known as the "Single-Use Caption

Camera." The Single-Use Caption Camera is a disposable camera which utilizes the technology of combining two images onto the same frame of film in a single photograph. Management believes that the Company's greatest growth will come from the sales of this new product to the wholesale marketplace and premium users.

      During November 1996, test sales of the Single-Use Caption Camera began. The Company sold approximately 3,000 Cameras to a select number of premium resalers. The indoor and outdoor use of the Camera was tested for quality and acceptability by the end-user. The results of the test were positive. The Company did not receive any user complaints regarding the performance of the Camera nor the quality of the pictures produced by the Camera, both of which met the quality criteria established by the Company.

      Beginning in 1997, the Single-Use Caption Cameras will be marketed by independent sales representatives to convenience stores for impulse purchases, at card stores, at one-hour photo stores, toy stores, tourist locations, theme parks, and similar outlets. The Single-Use Camera will also be marketed to large quantity users such as universities, tourist bureaus, healthcare providers and other major users. For example, a healthcare provider may purchase Cameras with the caption, "It's a Boy," or "It's a Girl."

      Results of operations for 1996 were significantly affected by the implementation by management of its plan to position the Company to exploit the market for its Single-Use Caption Camera. First, the Company consolidated its distribution system for the sale of compact discs to one major national distributor as opposed to eight regional distributors. The consolidation will enable Management to devote a greater percentage of its time and energy to the production, marketing and sales of the Single-Use Caption Camera. However, under the distribution agreements, the termination of the regional distributors resulted in the return of all unsold inventory of compact discs held by the regional distributors. The returned inventory negatively impacted the results of operations for 1996 (see "Cost of Sales" below). Management believes that the long-term benefits of the streamlining of its distribution system for the sale of compact discs outweighs the short-term negative impact on the Company's operations for 1996.

      Second, the Company's acquisition of Photo Dimensions, Inc. ("PDI"), which was completed during July 1996, resulted in the Company incurring acquisition and other costs (See "Liquidity and Capital Resources" below).

      Management believes that the streamlining of its distribution system for its compact discs, and the expenditures related to the acquisition of PDI, have contributed to position the Company to exploit the potential of the Single-Use Caption Camera in terms of increasing the Company's sales and net income.

      Results of operations in the future will be influenced by numerous factors including market and structural conditions in the record recording industry, increases in expenses associated with sales growth, market acceptance of the Company's products (particularly, the Single-Use Caption Camera), the capacity of the Company to develop and manage the introduction of new reissues of recording classics as well as new products, competition, and the ability of the Company to control costs. Management is confident of the Company's future prospects. There can be, however, no assurance that revenue growth and profitability will be sustained, that the Company will be able to develop sufficient cash flow and obtain adequate financial resources to enable it to sustain its operations, or that profitability on a quarterly or annual basis will occur in the future.

Results of Operations

      Year Ended December 31, 1996 compared to Year Ended December 31, 1995.

Revenues

      Revenues for the year ended December 31, 1996 ("Fiscal 1996") were $4,666,000 versus $4,201,000 for the year ended December 31, 1995 ("Fiscal 1995"). The increase of approximately 11% is primarily attributed to the new releases of compact discs based on an increase in the licensing of artists.

      The test sales of the Single-Use Caption Camera, which started during November 1996, had a negligible impact on Company sales for 1996. Based on Management's forecasts, sales of its Single-Use Caption Camera are anticipated to become a significant portion of the Company's revenues for 1997 and surpass revenues generated by its compact disc product line beyond 1997.

Cost of Sales

      Cost of Sales for Fiscal 1996 and Fiscal 1995 was $2,184,000 and $1,731,000, respectively. The increase in the cost of sales for Fiscal 1996 verses Fiscal 1995 of $453,000, representing 26%, resulted in a decrease in gross profit margin to 53% for Fiscal 1996 verses 59% for Fiscal 1995. The increase in the cost of sales is primarily attributed to the consolidation of the Company's distribution system for compact discs to one nationwide distributor from eight regional distributors. As a consequence of the consolidation, the eight regional distributors returned approximately $782,000 in product recalled by the Company. The Single-Use Caption Camera had little impact on the cost of sales during fiscal 1996. As sales of the Camera increase during 1997, and for future years, Management plans to subcontract field sales, distribution, billing and collection. Subcontracting such services is the same practice that the Company follows for compact discs. As the market develops, Management is forecasting that gross profit margins for the Single-Use Caption Camera will range from 30% to 40%.

Royalties

      Royalties paid by the Company for Fiscal 1996 were $909,000 and were comparable to $922,000 for Fiscal 1995.

Selling, Administrative, and Other Operating Expenses

      Selling, Administrative, and operating expenses of operations for Fiscal 1996 were $2,142,000 versus $1,406,000 for Fiscal 1995. The 52% increase is primarily attributed to several components as follows: costs relating to the acquisition of Photo Dimensions, Inc., of approximately $220,000; an increase in bad debts of approximately $100,000; and an increase in legal fees of approximately $90,000.

Other Income (Expenses)

      Interest income was $10,000 for Fiscal 1996 versus $41,000 for Fiscal 1995. The reduction in interest income is attributed to the employment of the Company's marketable securities towards the finance of the acquisition and start-up costs of PDI. Interest expense was $40,000 for Fiscal 1996 versus $34,000 for Fiscal 1995.

Liquidity and Capital Resources

      At the end of Fiscal 1996, the Company had a negative working capital of $512,000 compared to working capital of $376,000 at the end of Fiscal 1995. The Company used a substantial portion of its available working capital to finance the acquisition of PDI and to fund its operating loss for Fiscal 1996. Working capital declined approximately $900,000 of which approximately $500,000 is attributable to a loss for Fiscal 1996 and approximately $400,000 is attributable to the Company's investment in Photo Dimensions, Inc.

      The total acquisition price for the shares of PDI was $225,000 plus the issuance of 300,000 shares of the Company's restricted common stock which were valued at $1.09 per share, the estimated market price at the time of the closing. The Company issued a promissory note in the principal amount of $150,000 for the balance of the cash portion of the acquisition price. The note bears interest at 8% per annum and is secured by the assets of PDI. $25,000 of principal plus the accrued and unpaid interest is due semi-annually with all of the outstanding principal plus accrued and unpaid interest due on June 30, 1999. As a consequence of the operations of PDI being located in North Carolina, the Company incurred additional administrative costs during 1996 of approximately

$225,000. Subsequent to fiscal 1996, the Company consolidated certain administrative functions of PDI's North Carolina operations with the Company's California headquarters. Management believes that most of the additional administrative and start-up costs with respect to PDI were incurred during Fiscal 1996 and such costs are not anticipated to be reoccurring. During Fiscal 1996, the Company incurred legal expenses of approximately $90,000 to acquire PDI and to obtain the patent for its Single-Use Caption Camera.

      During Fiscal 1996, the Company incurred approximately $75,000 of capital expenditures to: upgrade its laser equipment which is used to burn the captioned images onto the film for use in the Single-Use Caption Camera; and research and development to enable the Company to make in-house adjustments to the Single-Use Caption Camera if such service should be required. Additional capital expenditures to increase capacity will be a function of the growth in sales of the Single-Use Caption Camera.

      The operating loss for Fiscal 1996 was another user of working capital. The Company used the net borrowing under its line of credit as a source of working capital which helped to finance the operating loss. The net amount borrowed during 1996 under the Company's $750,000 line of credit was $393,000.

      $250,000 of long-term debt, incurred prior to Fiscal 1996 was repaid during Fiscal 1996. In addition to the $150,000 note given as part of the acquisition price for PDI, during Fiscal 1996 the Company received a $250,000 term loan which provided working capital.

      During February 1997, the Company received a commitment for the private placement of up to 1,000,000 shares of the Company's common stock at a price of $1 per share. The Company has received $470,000 under the commitment. Management believes the Company will receive the $530,000 balance under the commitment.

      The amount available under its line of credit of approximately $350,000 together with receipt of the $530,000 balance of the private placement commitment are needed by the Company to satisfy its anticipated working capital needs for 1997. If the Company fails to receive substantially all of the $530,000 balance under the commitment, then a source to replace the funds will be needed. Further, the Company will need to obtain additional sources of capital to acquire and exploit new licensing agreements for compact discs, and to meet forecasted demand for the Single-Use Caption Camera in an efficient and timely manner.

      Management has been active in pursuing additional financing. There can be no assurances that additional financing will be available in sufficient and timely amounts.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

      Certain statements contained under the "Management's Discussion and Analysis of Financial Condition and Results of Operations" heading, and elsewhere in this report, such as statements concerning the Company's ability to increase revenues and net income, the continued growth of the market for single-use cameras, the acceptance of the Company's Single-Use Caption Camera by the market, and other statements contained herein regarding matters that are not historical facts, are forward-looking statements (as such term is defined in the Act). Because such forward-looking statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

ITEM 7.     FINANCIAL STATEMENTS
            --------------------

      The financial statements and supplementary data are included under Item 13(a)(1) and (2) of this Report.

ITEM 8.     CHANGES  IN  AND  DISAGREEMENTS  WITH ACCOUNTANTS ON  ACCOUNTING AND
            --------------------------------------------------------------------
            FINANCIAL DISCLOSURE
            --------------------

      Effective February 17, 1997, the Company discontinued the services of Winter, Scheifley & Associates, P.C., the Company's independent auditors. The Company and Winter, Scheifley & Associates, P.C., did not have any disagreements regarding the two fiscal years ending December 31, 1995 or any subsequent interim period with respect to matters of accounting principles or practices, financial statement disclosure or auditing scope, or procedure which, if not resolved to the firm's satisfaction, would have caused it to make reference to the subject matter of such disagreement in the firm's reports. In connection with the termination of such relationship, the Company decided to engage Hurley & Company, Certified Public Accountants, as the Company's accountants to audit the Company's financial statements for the fiscal year ending December 31, 1996. The Company's board of directors approved the change of accounting firms.

                                    PART III

ITEM 9.     DIRECTORS,  EXECUTIVE   OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
            --------------------------------------------------------------------
            COMPLIANCE UNDER SECTION 16(a) OF THE EXCHANGE ACT
            --------------------------------------------------

      The following table sets forth the names, ages and positions with the Company of the executive officers and directors of the Company. Directors will be elected at the Company's annual meeting of stockholders and serve for one year or until their successors are elected and qualify. Officers are elected by the Board and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board.

      Name                          Age         Position
      ----                          ---         --------

Marshall Blonstein                  52          President, Chief Executive
                                                Officer, Chief Financial
                                                Officer, Director

Samuel J. Passamano, Jr.            42          Senior Vice President,
                                                General Manager, Director

Robert L. Siner                     54          Director

      The officers are elected annually by the Board of Directors and serve at the discretion of the Board of Directors. Mr. Blonstein and Mr. Passamano devote their full time to the business of the Company.

      MARSHALL BLONSTEIN -- Mr. Blonstein was a co-founder of the Company. He has been President, Chief Executive Officer and a Director since the inception of the Company, and since December 1989, Chief Financial Officer of the Company. He has been involved in the music industry since 1965. Between 1981 and 1986, Mr. Blonstein was President of Morada Records, Inc., headquartered in Nashville, Tennessee, which he founded. He also served as President of Island Records, headquartered in New York, New York, in its Los Angeles, California office, between 1979 and 1981, and was Co-founder and General Manager of Ode Records, Los Angeles, California from 1970 through 1979. He is a member of the National Association of Recording Merchandisers.

      SAMUEL J. PASSAMANO, Jr. -- Mr. Passamano has been a Director since January 1996, and Senior Vice President/General Manager of the Company since July 1996. Mr. Passamano held the position of Senior Vice President/Sales & Marketing between March 1996 and June 1996. Between January 1995 and March 1996, Mr. Passamano was Vice President of Sales. Mr. Passamano purchased Uncle Jim O'Neal, Rural Rhythm as a major international Bluegrass and Country Catalog Music label. Prior to the purchase in 1987, Mr. Passamano and Dr. Art Ulene, the NBC TODAY Show's "Family Physician," formed Feeling Fine Programs, Inc., a multimedia publishing company, in which Mr. Passamano served as Executive Vice President/Chief Operating Officer. Prior to forming Feeling Fine Programs, Inc., Mr. Passamano was Director of Marketing for MCA Records, Inc. for six (6) years.

      ROBERT L. SINER -- Mr. Siner has been a Director of the Company since January 1996. Mr. Siner is the President and Chief Executive Officer of Marquee Music, Inc., a company of Spencer Entertainment, Inc., formed in 1995. Mr. Siner was recruited in 1971 by MCA Records, Inc., where he served in such positions as Advertising Director, Media Director, Vice President of Advertising and
Merchandising, Vice President of Marketing, Executive Vice President and President. Mr. Siner served as President of MCA Records, Inc. for more than seven (7) years.

ITEM 10.    EXECUTIVE COMPENSATION
            ----------------------

Cash Compensation

      Total cash compensation paid to all executive officers as a group for services provided to the Company in all capacities during the year ended December 31, 1996 aggregated approximately $270,200. Set forth below is summary compensation table in the tabular format specified in the applicable rules of the Securities and Exchange Commission. As indicated, no officer of the Company or any of its subsidiaries, except for Marshall Blonstein, received total salary and bonus which exceeded $100,000 during the periods reflected.

                           Summary Compensation Table
                           --------------------------

                                                Other                                 All
Name and                                        Annual  Restricted                    Other
Principal                                       Compen-   Stock    Options/  LTIP     Compen-
Position           Period  Salary    Bonus      sation*  Award(s)   SARs(#)  Payouts  sation
--------           ------  ------    -----      -------  --------   -------  -------  ------
Marshall Blonstein, 1996 $165,000   $50,000     $3,000     -       500,000     -      $3,000
Chairman            1995 $150,000       -       $6,000     -       200,000     -      $  -0-
and CEO             1994 $150,000       -       $6,000     -       200,000     -      $  -0-


*Personal use of Company vehicle.

Employment Agreements

      On February 1, 1996, the Company entered into a four-year Agreement with Mr. Marshall Blonstein which provides for an annual base salary of $170,000, a separate cash bonus at the time of signing of $50,000 and the use of a Company vehicle valued at $6,120 per year. Mr. Blonstein is also entitled to receive standard health benefits and term life insurance coverage in the amount of $250,000 payable to the beneficiaries of Mr. Blonstein. In the event of the death of Mr. Blonstein during the term of this employment agreement, Mr. Blonstein's spouse will be entitled to receive his salary for a period of eighteen months. Mr. Blonstein is also entitled to certain payments from the Company in the event that a change of control of the Company occurs without the approval of the Board of Directors, and Mr. Blonstein is entitled to receive a security interest in the assets of the Company in order to secure any payments due to Mr. Blonstein in the event of any default under the terms of the agreement following a change in control.


                     OPTION/SAR GRANTS IN LAST FISCAL YEAR
                              (INDIVIDUAL GRANTS)
--------------------------------------------------------------------------------------------
                          Percent of
                          Number of         Total Options/
                          Securities        SARs Granted
                          Underlying        to Employees        Exercise or
                          Options/SARs      in Fiscal           Base Price      Expiration
      Name                Granted (#)       Year                ($/Sh)          Date
---------------------------------------------------------------------------------------------
Marshall Blonstein
      02/01/96             300,000                                .20           02/01/99
      07/05/96             200,000                                .50           07/05/99
                           -------
         Total             500,000             91%

Option Exercises and Values at Year End

                    Aggregated Option/SAR Exercises in Last Fiscal Year
                          and FY-End Option/SAR Values

                                                                                Value of
                                                               Number of        Unexercised
                                                               Unexercised      In-the-Money
                                                               Option/SARs      Option/SARs
                                                               at FY-End (#)    at FY-End
                           Shares
                           Acquired on         Value           Exercisable/     Exercisable/
    Name                   Exercise (#)        Realized        Unexercisable    Unexercisable
    ----                   ------------        --------        -------------    -------------
Marshall Blonstein            725,000           $66,000          700,000          $900,000



Option Grants

      The Company has awarded Samuel J. Passamano, Jr. options to purchase 50,000 shares of Common Stock exercisable at $.50 per share on or prior to July 5, 1999.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
            --------------------------------------------------------------

      The following table sets forth Common Stock ownership as of March 31, 1997 with respect to (i) each person known to the Company to be the beneficial owner of five (5%) percent or more of the Company's outstanding Common Stock, (ii) each director of the Company and (iii) all executive officers and directors of the Company as a group. This information as to beneficial ownership was furnished to the Company by or on behalf of the persons named. Unless otherwise indicated, the business address of each person listed is 903 Jordan Avenue, Suite 105, Chatsworth, California 91311. Information with respect to the percent of class is based on 7,051,725 shares of the Company's Common Stock issued and outstanding as of April 2, 1997.

                                          Shares                    Percent
      Name                          Beneficially Owned(1)           of Class
      ----                          ---------------------           --------

Marshall Blonstein(2)                    2,917,605                    41.4%
Milton Barbarosh                           675,000                     9.6%
All Officers and
Directors as a Group
(3 persons)................              3,642,605                    51.7%

____________

(1) Except as otherwise indicated in the footnote (2) and (3) below, each shareholder has sole power to vote and dispose of all the shares of Common Stock listed opposite his name.

(2) Includes 700,000 shares of Common Stock issuable upon exercise of certain options by Mr. Blonstein.

(3)   Includes  700,000  shares and 50,000 shares of Common Stock  issuable upon
      exercise  of  certain  options  by  Mr.   Blonstein  and  Mr.   Passamano,
      respectively.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
            ----------------------------------------------

      During 1993, the Company formed a general partnership, "Romance Alive Audio" (the "Partnership"), with Romance Alive Audio, Inc. ("Romance Alive") to enter the emerging market for audio books. Romance Alive is owned by Beverly Blonstein, the spouse of Marshall Blonstein, the Chief Executive Officer of the Company. The Partnership, which operates out of the same building as the Company, specializes in the publishing of romance novels on audio-cassette, sold primarily through chain-drug stores, supermarkets and traditional book outlets. With the number of authors signed over the past several years, the Partnership has the opportunity to be a significant publisher of women's romance novels on audio cassette in the United States. Under the terms of the partnership arrangement, the Company and Romance Alive divide revenues and costs on a 70/30 basis, respectively.

ITEM 13.    EXHIBITS, LIST AND REPORTS ON FORM 8-K
            --------------------------------------

      (a)(1) and (2)  Financial Statements and Schedules
                      ----------------------------------

      The financial statements listed on the index to financial statements on page F-1 are filed as part of this Form 10-KSB.

      (b)   Reports on Form 8-K
            -------------------

      The Company filed Form 8-K/A report dated February 17, 1997 (item 8).

      (c)   Exhibits    (Index)
            --------

      The following Exhibits are incorporated by reference or included in this report:

Number            Description of Document
------            -----------------------

2.1               Acquisition Agreement between the Company and Re-
                  Pac Corp.
3.1               Articles of Incorporation(1)
3.2               Articles of Correction(1)
3.2.1             Amendment to Articles of Incorporation(2)
3.2.2             Amendment to Articles of Incorporation
3.3               Bylaws(3)
10.1              Employment Agreement - dated February 1, 1996 with
                  Marshall Blonstein
10.2              Agreement with Passport Music
10.3              Lease for Chatsworth, California (4)
10.4              Line of Credit documents with Merrill Lynch Business
                  Financial Services, Inc.
10.5              Partnership Agreement with Romance Alive Audio,
                  Inc.(4)
10.6 $250,000 Term Loan Documents with Merrill Lynch Business Financial Services, Inc.

(1) Incorporated by reference to the Exhibits to the Registration Statement on Form S-18 as amended, Registration Number 33- 11473-D, as filed with the Securities and Exchange Commission.

(2) Incorporated by reference to the Exhibits to the Company's Form 10-K for the year ended December 31, 1989, as filed with the Securities and Exchange Commission.

(3) Incorporated by reference to the Exhibits to the Company's Form 8-K, January 11, 1993 as filed with the Securities and Exchange Commission.

(4) Filed with Annual Report on Form 10-KSB for the year ended December 31, 1995, as filed with the Securities and Exchange Commission.
--------------------------------------------------------------------------------

No annual report or proxy material; covering the Registrant's last fiscal year has been sent to security holders. Copies of any such report or proxy materials furnished to security holder subsequent to the filing of the annual report of this form shall be furnished to the Commission when it is sent to security holders.

                                   SIGNATURE


      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 15th day of April, 1997.

                                          DCC COMPACT CLASSICS, INC.



                                          By:/s/Marshall Blonstein
                                             -----------------------------------
                                             Marshall Blonstein
                                             Chairman of the Board
                                             and Chief Executive Officer


      In accordance with the Exchange, this Report has been signed below by the following person on behalf of the Registrant, and in the capacities and on the date indicated.

      Signature
      ---------


                                 Chairman of the Board,
                                 President and Principal
/s/Marshall Blonstein            Executive, Financial and
Marshall Blonstein               Accounting Officer               April 15, 1997



/s/Samuel J. Passamano,Jr.       Senior Vice President,           April 15, 1997
--------------------------       General Manager, and
Samuel J. Passamano, Jr.         Director

                   DCC COMPACT CLASSICS, INC. AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS


                                                                      Page No.

INDEPENDENT AUDITOR'S REPORT                                             F-2

FINANCIAL STATEMENTS

      Consolidated Balance Sheet                                        F 3-4

      Consolidated Statements of Operations                              F-5

      Consolidated Statement of Changes in
       Stockholders' Equity                                              F-6

      Consolidated Statements of Cash Flows                             F 7-8

      Notes to Consolidated Financial Statements                        F 9-18

                            INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of DCC Compact Classics, Inc.

I have  audited  the  accompanying  consolidated  balance  sheet of DCC  Compact
Classics, Inc. and subsidiaries, as of December 31, 1996, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of DCC Compact Classics, Inc. and subsidiaries, as of December 31, 1996, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.




                                                      Hurley & Company



Granada Hills, CA
April 8, 1997

                    DCC COMPACT CLASSICS, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEET
                December 31, 1996

                                                                          1996
                                                                      ----------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                        $  155,222
      Accounts receivable, net of
       bad debt and return
       allowances of $233,061                                            915,215
     Note receivable                                                     125,000
     Inventories                                                       1,063,563
      Advance royalties                                                  218,663
      Income tax receivable                                               80,000
                                                                      ----------
             Total current assets                                      2,557,663
                                                                      ----------


PROPERTY, PLANT & EQUIPMENT:

      Furniture and fixtures                                              39,033
     Machinery and equipment                                             650,540
      Leasehold improvements                                              16,935
                                                                      ----------
                                                                         706,508
      Less accumulated depreciation                                      117,151
                                                                      ----------
                                                                         589,357
                                                                      ----------

OTHER ASSETS
     Deferred income taxes                                                46,864
      Mastering costs, net                                               650,761
      Receivable from affiliate                                           62,031
     Intangibles, net of accumulated
          amortization of $14,219                                        270,151
      Other                                                               52,762
                                                                      ----------
    Total assets                                                      $4,229,589
                                                                      ==========






The accompanying notes are an integral part of these financial statements.

                  DCC COMPACT CLASSICS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                               December 31, 1996


                                                                        1996
                                                                     ----------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

     Line of credit                                                 $   710,025
     Accounts payable                                                   472,087
     Royalties payable                                                1,731,134
     Other accrued expenses                                               3,358
     Deferred revenue                                                    78,485
     Current portion of long-term debt                                   75,000
                                                                    -----------
     Total current liabilities                                        3,070,089
                                                                    -----------

LONG-TERM DEBT                                                           75,000
                                                                    -----------
      Total Liabilities                                               3,145,089

COMMITMENTS AND CONTINGENCIES                                              --

STOCKHOLDERS' EQUITY
     Common stock, par value $.005 per
      share; authorized 10,000,000
      shares, issued and outstanding
       6,746,725 shares                                                  33,734
     Additional paid-in capital                                       1,094,322
     Accumulated deficit                                                (43,556)
                                                                    -----------
     Total stockholders' equit                                        1,084,500
                                                                    -----------
      Total liabilities and
            stockholders' equity                                    $ 4,229,589
                                                                    ===========









The accompanying notes are an integral part of these financial statements.

                  DCC COMPACT CLASSICS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                For the Years Ended December 31, 1996 and 1995

                                                     1996               1995
                                                 -----------        -----------

Sales                                            $ 4,665,576        $ 4,200,596

Cost of sales                                     (2,184,121)        (1,730,639)

Royalties                                           (908,748)          (921,780)
                                                 -----------        -----------
    Gross profit                                   1,572,707          1,548,177

Selling, adminis-
 trative and other
 operating expenses                                2,142,023          1,405,848
                                                 -----------        -----------
    Operating
     income (loss)                                  (569,316)           142,329

Other income (expense)
  Interest income                                     10,274             41,316
  Interest expense                                   (39,896)           (34,488)
  Other income                                         2,504               --
                                                 -----------        -----------
    Income (loss)
     before
     income taxes                                   (596,434)           149,157

Income tax provision (benefit)                       (80,001)            49,900
                                                 -----------        -----------

    Net income (loss)                            $  (516,433)       $    99,257
                                                 ===========        ===========


Earnings (loss)
 per share                                       $      (.08)       $       .02
                                                 ===========        ===========
Average weighted
 number of shares
 outstanding                                       6,188,614          4,960,506
                                                 ===========        ===========


The accompanying notes are an integral part of these financial statements.

                   DCC COMPACT CLASSICS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 For the Years Ended December 31, 1996 and 1995


                                                                  Retained
                                            Additional             Earnings
                             Common Stock      Paid in  Treasury (Accumulated
                          Shares     Amount    Capital    Stock    Deficit)       Total
                         --------- -------- ---------- --------  -----------  ----------
Balance 1/1/95           4,960,506 $ 24,803 $  623,397 $(22,550) $   373,620  $  999,270

Net income                                                            99,257      99,257
                         --------- -------- ---------- --------  -----------  ----------

Balance 12/31/95         4,960,506   24,803    623,397  (22,550)     472,877   1,098,527

Issuance of stock to
  purchase subsidiary
  company                  300,000    1,500    324,900       -           -       326,400

Stock options exercised  1,449,999    7,250    153,000       -           -       160,250

Additional shares sold       1,220        6        -         -           -             6

Shares issued for
  services                  35,000      175     15,575       -           -        15,750

Retirement of treasury
 stock                         -        -      (22,550)  22,550         -           -

Net loss                                                           (516,433)    (516,433)
                         --------- -------- ---------- -------- ------------  ----------

Balance 12/31/96         6,746,725 $ 33,734 $1,094,322 $   -    $   (43,556)  $1,084,500
                         ========= ======== ========== ======== ============  ==========


The accompanying notes are an integral part of these financial statements.

                   DCC COMPACT CLASSICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 1996 and 1995


                                                        1996             1995
                                                     ---------        ---------
Cash flows from operating
 activities:
         Net income (loss)                           $(516,433)       $  99,257
                                                     ---------        ---------
Adjustments to reconcile net income
  (loss) to net cash used in
  operating activities:
   Non-cash items included
    in net income (loss):
       Depreciation and
        amortization                                   347,869          217,585
       Royalty adjustments                            (373,517)            --
       Deferred income taxes                           (13,764)            --
   Changes in:
       Receivables                                     525,241         (432,820)
       Inventories                                    (110,762)         101,134
       Royalty advances                                (55,075)         133,573
           Other                                        34,305          (28,273)
       Accounts payable and
        accrued expenses                                 9,172         (447,917)
        Royalties payable                              147,409          198,868
           Deferred revenue                             78,485             --
       Income taxes                                   (176,001)          49,900
                                                     ---------        ---------
         Total adjustments                             413,362         (207,950)

Net cash used in
  operating activities                                (103,071)        (108,693)
                                                     ---------        ---------



Cash flows from investing
 activities:
  Capital expenditures                                (416,269)         (17,211)
  Proceeds from sale of master tapes                      --            150,000
  Marketable securities                                400,000         (400,000)
  Mastering costs                                     (359,121)        (294,496)
                                                     ---------        ---------
Net cash used in
investing activities                                  (375,390)        (561,707)
                                                     ---------        ---------



The accompanying notes are an integral part of these financial statements.

                   DCC COMPACT CLASSICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 1996 and 1995


                                                         1996            1995
                                                      ---------       ---------
Cash flows from financing
 activities:
  Borrowing under line of credit                      $ 685,314       $   1,274
  Payments on line of credit                           (293,463)           --
  Additional long term debt                             250,000            --
  Repayments on long-term debt                         (250,000)           --
  Issuance of common stock                              110,006            --
                                                      ---------       ---------
Net cash provided by
  financing activities                                  501,857           1,274
                                                      ---------       ---------
Net increase (decrease) in
  cash and cash equivalents                              23,396        (669,126)

Cash and cash equivalents
  at beginning of period                                131,826         800,952
                                                      ---------       ---------
Cash and cash equivalents
  at end of period                                    $ 155,222       $ 131,826
                                                      =========       =========

SUPPLEMENTAL DISCLOSURES
 OF CASH FLOW INFORMATION:

Income taxes paid                                     $  49,555       $    --
                                                      =========       =========
Interest paid                                         $  33,896       $  33,488
                                                      =========       =========

Non-Cash Transactions

Issuance of stock ($326,400)
 and debt ($150,000) in exchange
 for property and equipment ($192,030)
 and goodwill ($284,370)                              $ 476,400       $    --
                                                      =========       =========
Common stock issued to officer
  in exchange for liability                           $  66,000            --
                                                      =========       =========




The accompanying notes are an integral part of these financial statements.

                   DCC COMPACT CLASSICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1996




NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Consolidation Basis
      -------------------

      The consolidated financial statements of "the Company" include the accounts of DCC Compact Classics, Inc., its wholly owned subsidiary, Photo Dimensions, Inc. and its 70% owned partnership, Romance Alive Audio. All material intercompany accounts and transactions have been eliminated in consolidation.

      Use of estimates
      ----------------

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. In addition, the Company records liabilities for license and royalty fees based upon contractual obligations. These calculations are subject to review by independent agencies. Should the results of a review produce amounts greater than those recorded by the Company, there may be a negative impact on the Company's financial statements.

      Fair value of financial instruments
      -----------------------------------

      For certain of the Company's financial instruments, including accounts and notes receivable, short-term borrowings, notes payable, accounts payable and other accrued liabilities, the carrying amount of these instruments approximates fair value.

      Cash and cash equivalents
      -------------------------

      Cash and cash equivalents consist of deposits and highly liquid debt instruments with original maturities of 90 days or less. Substantially all funds are on deposit with one financial institution.

      Short-term Securities
      ---------------------

      The Company's short-term securities are bought and held primarily for the purpose of selling them in the near term. The Company recorded the securities at cost, which approximate market.

                   DCC COMPACT CLASSICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1996



NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      Inventory
      ---------

      Inventory is stated at the lower of cost, on a first-in first-out basis, or market and consists of the following at December 31, 1996:

        Raw materials                                           $  206,353

        Finished goods and components                              857,210
                                                                ----------
        Total                                                   $1,063,563
                                                                ==========

      Depreciation
      ------------

      Depreciation is computed on property and equipment using the straight-line method over the expected useful lives of the assets which are generally 5 years.

      Mastering Costs
      ---------------

      Costs incurred for mastering, including artwork and recording costs, are capitalized and charged to expense over the estimated period of benefit of 4 years.

      Intangible Assets
      -----------------

      Intangible assets consist of goodwill connected with the purchase of Photo Dimensions, Inc. Goodwill is being amortized over ten years on a straight-line basis.

      Revenue recognition
      -------------------

      Sales revenue is recorded when music recordings are shipped to distributors and/or retail customers. As a licensor of master tapes, the Company also recognizes revenue upon the signing of license agreements under fixed-fee, noncancelable contracts, whenever rights have been delivered to the licensee, who is free to exercise them and no remaining significant obligations to furnish music or records exist and the collectibility of the full fee is reasonably assured. When a minimum guarantee is paid in advance by a licensee, the Company reports such a minimum guarantee as a liability initially and recognizes the guarantee (i.e., recoupable advance) as the license fee is earned under the agreement. When the amount of the licensee fee earned cannot otherwise be determined, the guarantee is recognized as revenue equally over the

                   DCC COMPACT CLASSICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1996



NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      Revenue recognition (continued)
      -------------------

      remaining performance period, which is generally the period covered by the license agreement. The above is in accordance with SFAS No. 50, pertaining to financial accounting and reporting in the "Record and Music Industry".

      Earnings per share
      ------------------

      Earnings per share is calculated based upon the weighted average number of common shares outstanding for the year. No effect has been given to options outstanding as the effect of the exercise of these options would be anti-dilutive.

      Reclassifications
      -----------------

      Certain prior year amounts in the accompanying financial statements have been reclassified to conform to the current year's presentation.


NOTE 2.  ACCOUNTS RECEIVABLE

      Accounts receivable consists of the following at December 31, 1996:

            Accounts receivable                                   $1,148,276
            Allowance for sales returns                             (118,000)
            Allowance for doubtful accounts                         (115,061)
                                                                  ----------
                                                                  $  915,215
                                                                  ==========

NOTE 3.  NOTE RECEIVABLE

      The Company has been awarded damages of $125,000 from a lawsuit judgment in 1994. This award was confirmed by the Supreme Court of the State of New York in the fall of 1996, and is currently in the enforcement stage.


NOTE 4.  LINE OF CREDIT

      The Company has a revolving line of credit for $750,000, and additional business lines of $35,000, of which $694,137 of the credit line and $15,888 of the business lines had been used at December 31, 1996. The revolving line of credit is secured by substantially all the assets of the Company. Interest on the credit line is payable monthly at the rate of 30

                   DCC COMPACT CLASSICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1996




NOTE 4.  LINE OF CREDIT (continued)

      day commercial paper plus 2.9%, which equaled 8.8% at December 31, 1996. The credit line expires June 30, 1997. The interest rates on the business lines were approximately 17% at December 31, 1996. Interest expense on the outstanding lines for the years ended December 31, 1996 and 1995 was $30,559 and $33,688, respectively.


NOTE 5.     LONG-TERM DEBT

      The Company issued a note for $150,000 in exchange for certain assets (see note 8). The note bears interest at 8% and is secured by the assets of Photo Dimensions, Inc.. $25,000 in principal plus the accrued interest is due semi-annually. During the year ended December 31, 1996, $6,000 in interest expense was accrued on the note.

      Maturity of this debt is as follows:

            Year ended December 31, 1997      $ 75,000
                                    1998        50,000
                                    1999        25,000
                                               -------
                                              $150,000
                                               =======

      In June 1996, the Company took out a term loan with its primary lender in the amount of $250,000. The note was repaid in September 1996 along with $3,337 in accrued interest.

      In January 1997, the Company secured a $250,000 installment note with its primary lender, collateralized by substantially all the assets of the Company. The loan is to be repaid over a five-year period, with $50,000 of principal due each year. Interest (along with pro rata principal in the amount of $4,167) is payable monthly. The annual interest rate is set at the 30-day commercial paper rate plus 2.9%, which was 8.3% at the funding date. Any portion of the remaining loan commitment in excess of the current year's $50,000 principal repayment requirement can be paid down (with no prepayment penalty) and re-borrowed throughout the remaining term of the loan agreement.

NOTE 6.  RELATED PARTY TRANSACTIONS

      In July 1996, the Company granted the president a 5% royalty on sales of the in-house production of "Politics as Usual". For the year ended December 31, 1996, this royalty was $2,633.

                   DCC COMPACT CLASSICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1996



NOTE 6.  RELATED PARTY TRANSACTIONS (continued)

      In 1996, the president exercised options for 725,000 shares of common stock at prices ranging from between $0.05 and $0.13 per share (see notes 8 and 9 below). Payment of $66,000 for these shares was made by forgiving the debt owed the officer for previous signing bonuses and for salary increases not paid in prior years.

      Receivable from affiliate represents amounts due from a subsidiary controlled by the spouse of the Company's president. As of December 31, 1996, the amount approximately $62,031.

      The spouse of the Company's president received approximately $18,000 in management fees from Romance Alive Audio during the year ended December 31, 1996.


NOTE 7.  LEASE COMMITMENT

      In May 1995, the Company entered into a 60 month lease for office and warehouse space for $5,521 per month plus a pro rata share of operating expenses. This lease expires on April 30, 2000. The future minimum lease commitment is as follows:

            For the year ended December 31, 1997      $ 66,253
                                            1998        66,253
                                            1999        66,253
                                            2000        22,084
                                                      --------
                                                      $220,843
                                                      ========

NOTE 8.   ACQUISITION OF PHOTO DIMENSIONS

      In June 1996, the Company paid $75,000 in cash, and issued a note for $150,000 (see note 5 above) along with 300,000 shares of common stock in exchange for the assets (predominantly equipment used to produce captioned photographs along with goodwill) that had been transferred to a newly formed corporation (Photo Dimensions, Inc). The transaction was recorded as a business purchase. The issued shares were valued at approximately $1.09, which was the estimated market price at the time of the transaction (discounted by 20% due to the shares being restricted), bringing the total stock portion of the transaction to approximately $326,400. Total assets recorded were $551,400, including approximately $284,370 in goodwill. The Company has invested more than $300,000 in additional property and equipment since the acquisition date. There were no material sales of captioned cameras prior to the purchase of the intangible assets and equipment.

                   DCC COMPACT CLASSICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1996



NOTE 9.     CAPITAL STOCK

      The Company issued 35,000 restricted shares valued at $15,750 to certain individuals who had performed services for the Company.

      An additional 1,449,999 common stock options were exercised during the year ended December 31, 1996 for $160,250 at exercise prices ranging from $.05 to $.13 per share, including 725,000 options held by the Company's president (see note 6 above and note 9 below).


NOTE 10.   STOCK OPTIONS

      The Company has several outside agreements with certain current directors, former directors, and employees under which options have been granted to purchase the Company's common stock. These outstanding option agreements expire from April 1996 to April 2000. The following summarizes transactions pertaining to these agreements for the year ended December 31, 1996:
                                                              Option price
                                                  Shares      per share
                                                  ------      ---------

       Options outstanding at 1/1/96            1,900,000      .05 to .20
          Exercised                            (1,499,999)     .05 to .13
          Expired                                 (25,000)            .10
          Granted                                 799,999      .13 to .50
                                                ---------    ------------
        Options outstanding at 12/31/96         1,225,000      .13 to .50
                                                =========    ============

      Of the  799,999  options  granted  in 1996,  500,000  were  granted to the
      president  of  the   Company,   and  50,000  were  granted  to  a  current
      director/officer.

      The Company has elected to continue to account for stock-based compensation under the guidelines of Accounting Principles Board Opinion No. 25; however, additional disclosure as required under the guidelines of SFAS No. 123, "Accounting for Stock-Based Compensation," is included below. Actual stock- based compensation cost charged against income was not material in 1996 and 1995. If the Company had elected to recognize stock-based compensation expense based on the fair value of granted options at the grant date (as determined under SFAS No. 123), net income

                   DCC COMPACT CLASSICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1996




NOTE 10.   STOCK OPTIONS (continued)

      (loss) and earnings (loss) per share for the years ended December 31, 1996 and 1995 would have been as follows:

                                                           1996         1995
                                                        ----------   ----------
      Net income (loss)         As reported             $ (516,433)  $   99,257
                                Pro forma                 (898,932)    (320,993)

     Earnings (loss)
       per share                As reported             $     (.08)  $      .02
                                Pro forma                     (.15)        (.06)


NOTE 11.  INCOME TAXES

      The Company incurred a federal net operating loss of approximately $600,000 for 1996, of which approximately $300,000 is being carried back to prior years. Accordingly, an estimated receivable in the amount of $80,000 has been recorded in anticipation of a federal income tax refund. The remaining net operating loss carryforward has a tax benefit of approximately $100,000. Timing differences, primarily from allowances for returns, are approximately $50,000. Approximately $47,000 has been recorded as a deferred tax benefit. A valuation allowance has been taken against the balance of the tax benefit due to the uncertainty of future realization.

      The federal net operating loss carryforward of approximately $300,000 expires in the year 2011. The California net operating loss carryforward of approximately $275,000 expires in the year 2001.


NOTE 12.    SALES TO MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

      In June 1996, the Company entered into an agreement with Passport Music to be the exclusive distributor for the Company. Passport paid a $750,000 fee, which was recognized over the first four months of sales. The Company terminated its relationship with Navarre and other distributors. As a result, these distributors returned approximately $1,000,000 in products. Passport is expected to account for 70% of the Company's sales. Navarre had represented approximately 60% of sales prior to termination. At December 31, 1996, the Company had an outstanding receivable balance from Passport of approximately $358,000.

                   DCC COMPACT CLASSICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1996




NOTE 13.   LITIGATION

      In October 1996, the Company was named in a lawsuit filed by PSI Industries, Inc. ("PSI") in Florida. The lawsuit alleges that the Company was in breach of a written-disclosure and confidentiality agreement and misappropriated trade secrets. The allegations by PSI are the result of the Company having purchased the assets of Photo Dimensions, Inc. ("PDI") in 1996, subsequent to PDI filing an application for (and later obtaining) a U.S. patent to produce and market a double exposure camera process. The Company filed a cross-complaint for declaratory relief, unfair competition, slander of title, intentional misrepresentation, and breach of contract. The two lawsuits have been consolidated and are now in discovery. The Company's management believes the lawsuit being prosecuted by PSI is without merit. The Company's counsel believes that the Company has a meritorious defense.

      In September 1996, the Company filed suit in California against VRG Records, Inc. ("VRG") and others seeking both compensatory and punitive damages arising from the defendants' alleged violation of the Company's exclusive distribution agreement with VRG. The Company estimates its damage claims in the $50,000 to $100,000 range. VRG has filed a cross-complaint against the Company, alleging that the Company has failed to pay amounts owed to VRG under the aforementioned agreement. Both the Company's management and counsel believe that the Company has meritorious claims against VRG and offsets of at least the amount claimed by VRG in its cross-complaint, and that there will be no adverse effect to the Company's financial condition.

                                     DCC COMPACT CLASSICS, INC. AND SUBSIDIARIES
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                  December 31, 1996

NOTE 14.  BUSINESS SEGMENTS

      The principal  business of the Company is the selling and  licensing of music  recordings and master  tapes.  The  Company  has two  subsidiaries:  (1)  Romance  Alive Audio which produces romance novels on audio cassette, and (2) Photo Dimensions,  Inc. which produces a single use caption camera.

                                           Income (Loss)                           Depreciation
                                           Before Income                Capital        and
                                  Sales*   Tax Provision    Assets   Expenditures  Amortization
                                  ------   -------------    ------   ------------  ------------
Year ended December 31, 1996:
  Music recordings and
    master tapes                $4,418,193    $(294,948)  $3,077,049   $   1,968    $  256,129
  Romance audio                    175,405      (59,668)     268,859         817        41,632
  Single use camera                 71,978     (214,700)     875,151     605,514        50,108
                                ----------    ---------   ----------   ---------    ----------
                                $4,665,576     (569,316)  $4,221,059   $ 608,299    $  347,869
                                ==========                ==========   =========    ==========
Net interest expense (income) and other          27,118
                                              ---------
                                              $(596,434)
                                              =========
Year ended December 31, 1995:
  Music recordings and
    master tapes                $3,859,560    $ 150,433   $3,802,718   $  16,308    $  155,737
  Romance audio                    341,036       (8,104)     334,650         903        61,848
                                ----------    ---------   ----------   ---------    ----------
                                $4,200,596      142,329   $4,137,368   $  17,211    $  217,585
                                ==========                ==========  ===========    ==========
Net interest expense (income) and other          (6,828)
                                              ---------
                                              $ 149,157
                                              =========

* All sales were made to unaffiliated customers and there were no intersegment sales.


                   DCC COMPACT CLASSICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1996



NOTE 15.  SUBSEQUENT EVENT

      Subsequent to December 31, 1996, the Company received a commitment from an investor to purchase 1,000,000 shares of the Company's common stock at a price of $1.00 per share. As of April 1, 1997, approximately $400,000 in cash has been received from the investor. Management is confident the balance will be received in 1997. Management is also exploring alternative sources of financing. The Company needs the additional financing to meet its short and mid-term capital requirements, which include resolving the delays in bringing the caption camera program to market.

      The shareholders have voted to have the common stock of the Company undergo a 1 for 3 reverse stock split. In April 1997, management has set the effective date of the reverse split at October 1, 1997. All share amounts will be retroactively restated after the effective date of the split.