Form 10QSB
period 1997-03-31
DCC COMPACT CLASSICS INC
filed 1997-05-20
CIK 809932

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   Form 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1997                 COMMISSION FILE NUMBER 0-21114


                           DCC COMPACT CLASSICS, INC.
--------------------------------------------------------------------------------
             (exact name of registrant as specified in its charter)


             COLORADO                                        84-1046186
-------------------------------                  -------------------------------
 (State or other jurisdiction of                 (I.R.S. Employer Identification
 incorporation of organization)                             Number)


           9301 Jordan Avenue, Suite 105, Chatsworth, California 91311
--------------------------------------------------------------------------------
                    (Address or principal executive offices)


                                 (818) 993-8822
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes    X            No
                     --------            --------

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of business of May 14, 1997.

Common Stock - $.005 par value                            7,051,725
------------------------------                  --------------------------------
           CLASS                                   Outstanding at May 14, 1997

                           DCC COMPACT CLASSICS, INC.
                           CONSOLIDATED BALANCE SHEET
                      March 31, 1997 and December 31, 1996
                                  (Unaudited)

                                                       March 31,       Dec. 31,
                                                         1997             1996
                                                     ----------       ----------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                       $  312,461       $  155,222
      Accounts receivable, net of
      bad debt and return
      allowances of $318,061
      and $233,061, respectively                      1,212,838          915,215
     Notes receivable                                   125,000          125,000
     Inventories                                      1,004,888        1,063,563
      Advanced royalties                                255,679          218,663
     Income tax receivable                               80,000           80,000
                                                     ----------       ----------
             Total current assets                     2,990,866        2,557,663
                                                     ----------       ----------


FIXED ASSETS, Net                                       660,662          589,357
                                                     ----------       ----------


OTHER ASSETS
     Deferred taxes                                      46,864           46,864
      Mastering costs, net                              615,174          650,761
      Receivables from affiliate                         49,194           62,031
     Intangibles                                        263,042          270,151
      Other                                              53,639           52,762
                                                     ----------       ----------
              Total assets                           $4,679,441       $4,229,589
                                                     ==========       ==========












   The accompanying notes are an integral part of these financial statements.

                           DCC COMPACT CLASSICS, INC.
                           CONSOLIDATED BALANCE SHEET
                      March 31, 1997 and December 31, 1996
                                   (Unaudited)

                                                      March 31,       Dec. 31,
                                                       1997             1996
                                                   -----------      -----------

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

      Line of credit                               $   589,801      $   710,025
      Accounts payable                                 627,291          472,087
      Royalties payable                              1,769,354        1,731,134
      Other accrued expenses                             2,632            3,358
      Deferred revenue                                    --             78,485
      Current portion of long-term debt                 50,000           75,000
                                                   -----------      -----------
     Total current liabilities                       3,080,078        3,070,089
                                                   -----------      -----------

LONG-TERM DEBT                                         235,470           75,000

STOCKHOLDERS' EQUITY
     Common stock, par value $.005 per
      share; authorized 10,000,000
      shares, issued and outstanding
      7,181,725 shares and 6,746,725
      shares, respectively                              35,909           33,734
     Additional paid-in capital                      1,479,647        1,094,322
     Accumulated deficit                              (153,663)         (43,556)
                                                   -----------      -----------
      Total stockholders' equity                     1,361,893        1,084,500
                                                   -----------      -----------
     Total liabilities and
        stockholders' equity                       $ 4,679,441      $ 4,229,589
                                                   ===========      ===========










   The accompanying notes are an integral part of these financial statements.

                           DCC COMPACT CLASSICS, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                       Three Months Ended
                                                           March 31,
                                                    1997                 1996
                                               -----------          -----------

Sales                                          $   957,216          $ 1,175,501

Cost of sales                                      489,982              431,219
                                               -----------          -----------
    Gross profit                                   467,234              744,282

Selling, adminis-
 trative and other
 operating expenses                                610,336              553,816
                                               -----------          -----------
    Operating
     income (loss)                                (143,102)             190,466

Other:
  Interest expense, net                            (24,005)              (3,204)
  Other income                                      70,000                 --
                                               -----------          -----------
    Income (loss)
     before
     income taxes                                  (97,107)             187,262

Provision for
 income taxes                                       13,000               75,163
                                               -----------          -----------
    Net income
     (loss)                                    $  (110,107)         $   112,099
                                               ===========          ===========


Earnings (loss)
 per share                                     $      (.02)         $       .02
                                               ===========          ===========
Average weighted
 number of shares
 outstanding                                     6,825,791            5,328,446
                                               ===========          ===========





   The accompanying notes are an integral part of these financial statements.

                           DCC COMPACT CLASSICS, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                        Three Months Ended
                                                             March 31,
                                                        1997            1996
                                                      ---------       ---------
Cash flows from operating activities:
      Net income (loss)                               $(110,107)      $ 112,099
                                                      ---------       ---------
Adjustments to reconcile net income
  (loss) to net cash used in
  operating activities:
   Non-cash items included
    in net loss:
       Depreciation and
        amortization                                     31,452          63,804
   Changes in:
       Receivables                                     (297,624)       (154,805)
       Inventories                                       58,675          83,341
        Mastering costs                                  35,587         (79,138)
       Royalty advances                                 (37,016)        (97,221)
        Other                                            11,960              (5)
       Accounts payable and
        accrued expenses                                145,235         (45,302)
       Royalties payable                                 38,220          70,908
        Deferred revenue                                (78,485)           --
       Income taxes                                        --            75,163
                                                      ---------       ---------
         Total adjustments                              (91,996)        (83,255)

Net cash used in
  operating activities                                 (202,103)         28,844
                                                      ---------       ---------



Cash flows from investing activities:
  Capital expenditures                                $ (95,647)      $    --
                                                      ---------       ---------






   The accompanying notes are an integral part of these financial statements.

                             DCC COMPACT CLASSICS, INC.
                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (UNAUDITED)


                                                         Three Months Ended
                                                              March 31,
                                                        1997            1996
                                                      ---------       ---------
Cash flows from financing activities:
  Payments on line of credit                          $(385,511)            (49)
  Payments on long-term debt                            (25,000)           --
  Additional borrowing                                  478,000            --
  Common stock issued                                   387,500            --
                                                      ---------       ---------
Net cash provided by (used in)
  financing activities                                  454,989             (49)
                                                      ---------       ---------
  Net increase (decrease) in
  cash and cash equivalents                             157,239          28,795

Cash and cash equivalents
  at beginning of period                                155,222         131,826
                                                      ---------       ---------
Cash and cash equivalents
  at end of period                                    $ 312,461       $ 160,621
                                                      =========       =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Income taxes paid                                     $  13,000       $    --
                                                      =========       =========
Interest paid                                         $  24,138       $    --
                                                      =========       =========















   The accompanying notes are an integral part of these financial statements.

                             DCC COMPACT CLASSICS, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   March 31, 1997


1.    SIGNIFICANT ACCOUNTING POLICIES

      In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly its financial position and the results of its operations and cash flows of the Company for the periods shown.

      Certain prior period amounts have been reclassified to conform to the current period's presentation.

      The results of operations for the three month period are not necessarily indicative of the results to be expected for a full year of operations.

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


2.    INVENTORY

      Inventory is stated at the lower of cost, on a first-in first-out basis, or market and consists of the following:

                                            March 31,         Dec. 31,
                                               1997             1996
                                           (unaudited)       (audited)
                                           ----------       ----------
       Raw materials                        $  240,238       $  206,353

       Finished goods and components           764,652          857,210
                                             ---------       ----------
       Total                                $1,004,888       $1,063,563
                                            ==========       ==========

                             DCC COMPACT CLASSICS, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   March 31, 1997



3.    CAPITAL STOCK

      The Company issued 435,000 shares of stock at $1 per share during the quarter ended March 31, 1997, and paid related commission costs of $47,500.

4.    MAJOR CUSTOMER

      The Company has an agreement with Passport Music to be the exclusive distributor for the Company. Passport represents approximately 70% of sales. The previous distributor, Navarre, represented approximately 60% of sales.

5.    LONG-TERM DEBT

      The Company issued notes for $225,000 in exchange for certain assets. The notes bear interest at 8%. Principal plus the accrued interest is due semi annually. The Company also has a term note bearing interest at prime plus 2.9%.

      The maturity of the debt is as follows:

            Due in year ended:

                         March 31, 1998             $ 91,000
                         March 31, 1999               90,000
                         March 31, 2000               65,000
                         March 31, 2001               40,000
                         March 31, 2002               42,470
                                                    --------
                                                    $328,470
                                                    ========

6.    OTHER INCOME

      During the quarter ended March 31, 1997, a subsidiary of the Company received a legal settlement of $70,000 relating to a discontinued distribution agreement.

Item 2.  Management's Discussions and Analysis of Financial Condition
and Results of Operations
--------------------------------------------------------------------------------

Results of Operations
---------------------

Overall sales for the three months ended March 31, 1997 were down approximately 19% from the same period of the prior year. The decrease in sales is attributable to management seeking fewer new releases of compact discs. The efforts of management to market and sell its new product, the Single-Use Caption Camera, impinged on the availability of time to seek new releases. Caption Camera sales were $126,086 for the quarter ended March 31, 1997. Music sales for the quarter ended March 31, 1997 were down approximately $345,000, or 29% from the quarter ended March 31, 1996.

The decrease in sales together with the increase in cost of sales, for the three months ended March 31, 1997, by approximately 14%, from the same period of the prior year, decreased gross profits for the quarter ended March 31, 1997 by approximately 37% from the quarter ended March 31, 1996. The decrease in gross profits relates to management's efforts to exploit the potential of its new product, and that the sales of Single-Use Caption Cameras for the quarter ended March 31, 1997 were negligible while start-up costs were relatively high.

For the three months ended March 31, 1997, general, administrative and selling expenses increased by approximately 10% from the same period of the prior year. The increase is due primarily to the additional overhead incurred by the Company as the result of operations of Photo Dimensions, Inc. ("PDI"). PDI is the Company's North Carolina subsidiary which owns the patent on the Single-Use Caption Camera. During the quarter ended March 31, 1997, the Company consolidated certain administrative functions of PDI'S North Carolina operations with the Company's California headquarters. The consolidation should have the effect of minimizing any additional overhead costs to maintain PDI's operations in North Carolina.

The operating loss of $143,102 for the three months ended March 31, 1997 compared with operating income of $190,466 for the same period of the prior year.

Net interest expenses were $24,005 for the three months ended March 31, 1997 versus $3,204 for the same period of the prior year. The increase was due to the increase in the outstanding balance of the Company line of credit to $793,271 as of March 31, 1997 versus $318,125 as of March 31, 1996. Other income of $70,000, received during the quarter from the Company's ownership interest in Romance Alive Audio based on the settlement of a lawsuit, reduced the Company's loss before taxes to $97,107 as compared with income before taxes of $187,262 the quarter ended March 31, 1996.

Liquidity and Capital Resources


The Company's working capital position as of March 31, 1997 improved as compared to December 31, 1996, a negative $89,212, versus a negative $512,426, respectively. Total current assets increased to $2,990,866, as of March 31, 1997, from $2,557,663 as of December 31, 1996, representing an increase of approximately 17%. The increase in total current assets is primarily due to the Company receiving $435,000 from the sales of common stock during the quarter. Total current liabilities of $3,080,078, as of March 31, 1997, were basically unchanged compared to $3,070,089 as of December 31, 1996.

The Company's long-term debt increased to $237,470, as of March 31, 1997, from $75,000 as of December 31, 1996, and represents the balance owed on a $250,000 face amount installment note obtained from the Company's primary lender. The $75,000 balance as of December 31, 1996, was reduced by $25,000 during the quarter.

During February 1997, the Company received a commitment for the private placement of up to 1,000,000 shares of the Company's common stock at a price of $1 per share. The Company has received a total of $520,000 under the commitment as of April 8, 1997. Management believes the Company will receive the $480,000 balance under the commitment. This is an important source of capital for the Company. The capital is being used as follows: to purchase additional equipment related to the laser technology which burns the caption image onto the film used in the Single-Use Caption Camera; to market and advertise the Single-Use Caption Camera; establish a reserve related to trade financing for purchase orders of the Single-Use Caption Camera; and for working capital including the acquisition of new licensing agreements for new releases of compact discs by the Company.

If the Company fails to receive substantially all of the $480,000 balance under the commitment, then a source to replace the funds will be needed. Further, the Company will need to obtain additional sources of capital to acquire and exploit new licensing agreements for compact discs, and to meet forecasted demand for the Single-Use Caption Camera in an efficient and timely manner.

Management has been active in pursuing additional financing. There can be no assurances that additional financing will be available in sufficient and timely amounts.

Other Financial Information

The Company is in negotiations with a distributor of cameras who is interested in initially purchasing 3,000,000 rolls of film from the Company, and purchasing an additional 4,500,000 rolls of film. The film will contain the Company's laser technology of burning caption images at the bottom of the film. Management anticipates that negotiations with the distributor should be completed within the next thirty days. Production on the initial 3,000,000 unit order would start immediately after the completion of the negotiations. Management anticipates that the initial 3,000,000 unit order, and the additional 4,500,000 unit order, could result in a gross profit margin to the Company of approximately 77% based on an anticipated sale price of $0.45 per unit and cost of production of $0.10 per unit.

There are, however, no assurances that the negotiations will lead to an agreement, or if an agreement is reached, that the terms will be the same as the terms presently being negotiated.


                              DCC COMPACT CLASSICS INC.

                                       PART II

                                  OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------

There have been no material developments in the legal proceedings which the Company is involved as reported in the Company's Form 10-KSB for the period ended December 31, 1996.


Item 2.  Shareholders Stock Information
---------------------------------------

Through May 14, 1997, DCC Compact Classics, Inc.'s stock is traded on NASDAQ bulletin board of "Pink Sheets".


Item 4.   Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

None

Item 5.  Other Information
--------------------------

The Company, and its joint venture partner, Romance Alive Audio, Inc., made a strategic decision to find a buyer for Romance Alive Audio, a California general partnership ("Romance Alive"). Romance Alive specializes in the publishing of romance novels on audio-cassettes. Romance Alive has entered into preliminary discussions with a party who is interested in purchasing Romance Alive.


Item 6.   Exhibits and Reports
------------------------------

(a) The Company filed Form 8-K/A dated February 17, 1997

                           DCC COMPACT CLASSICS, INC.


Signatures
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                       DCC COMPACT CLASSICS, INC.
                                            (Registrant)




                                       BY: /s/ Marshall Blonstein
                                          --------------------------------------
                                             Marshall Blonstein

                                             Chairman of the Board,
                                             Chief Executive Officer,
                                             President






Date: May 20, 1997