Form 10QSB
period 1997-06-30
DCC COMPACT CLASSICS INC
filed 1997-08-22
CIK 809932

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   Form 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 1997                 COMMISSION FILE NUMBER 0-21114


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

                 Yes    X            No
                     --------            --------

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of business of August 9, 1997.

Common Stock - $.005 par value                             7,767,725
------------------------------                    ------------------------------
           CLASS                                  Outstanding at August 9, 1997

                                     PART I

                              FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

                           DCC COMPACT CLASSICS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                       June 30, 1997 and December 31, 1996
                                   (Unaudited)

                                                        June 30,       Dec. 31,
                                                          1997           1996
                                                     ----------       ----------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                       $   59,016       $  155,222
     Accounts receivable, net of
      bad debt and return
      allowances of $318,061
      and $233,061, respectively                      1,544,631          915,215
     Notes receivable                                   141,056          125,000
     Inventories                                      1,116,334        1,063,563
     Advanced royalties                                 275,164          218,663
     Income tax receivable                               80,000           80,000
                                                     ----------       ----------
             Total current assets                     3,216,201        2,557,663
                                                     ----------       ----------


FIXED ASSETS, net                                       650,487          589,357
                                                     ----------       ----------


OTHER ASSETS
     Deferred taxes                                      46,864           46,864
     Mastering costs, net                               665,042          650,761
     Receivables from affiliate                          59,014           62,031
     Intangibles                                        300,950          270,151
     Other                                               65,474           52,762
                                                     ----------       ----------
              Total assets                           $5,004,032       $4,229,589
                                                     ==========       ==========





   The accompanying notes are an integral part of these financial statements.

                           DCC COMPACT CLASSICS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                       June 30, 1997 and December 31, 1996
                                   (Unaudited)

                                                      June 30,       Dec. 31,
                                                       1997            1996
                                                    -----------     -----------

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

         Line of credit                             $   349,798     $   710,025
         Accounts payable                               807,286         472,087
         Royalties payable                            1,838,703       1,731,134
         Other accrued expenses                           2,634           3,358
         Deferred revenue                                  --            78,485
         Current portion of long-term debt              116,000          75,000
                                                    -----------     -----------
     Total current liabilities                        3,114,421       3,070,089
                                                    -----------     -----------

LONG-TERM DEBT                                          212,116          75,000

STOCKHOLDERS' EQUITY
     Common stock, par value $.005 per
      share; authorized 10,000,000
      shares, issued and outstanding
      7,767,725 shares and 6,746,725
      shares, respectively                               38,839          33,734
     Additional paid-in capital                       1,822,917       1,094,322
     Accumulated deficit                               (184,261)        (43,556)
                                                    -----------     -----------
      Total stockholders' equity                      1,677,495       1,084,500
                                                    -----------     -----------
     Total liabilities and
        stockholders' equity                        $ 5,004,032     $ 4,229,589
                                                    ===========     ===========










   The accompanying notes are an integral part of these financial statements.

                           DCC COMPACT CLASSICS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                             Three Months Ended            Six Months Ended
                                  June 30,                      June 30,
                            1997           1996           1997           1996
                         -----------    -----------    -----------    -----------
Sales                    $ 1,419,794    $ 1,222,367    $ 2,377,010    $ 2,397,868

Cost of sales                958,746        681,837      1,448,728      1,113,056
                         -----------    -----------    -----------    -----------
 Gross profit                461,048        540,530        928,282      1,284,812

Selling, adminis-
 trative and other
 operating expense           462,505        550,104      1,070,278      1,103,920
                         -----------    -----------    -----------    -----------
Operating
 income (loss)                (1,457)        (9,574)      (141,996)       180,892

Other:
 Interest expense, net       (29,705)        (3,625)       (53,710)        (6,829)
 Other income                   --             --           70,000           --
                         -----------    -----------    -----------    -----------
    Income (loss)
     before
     income taxes            (31,162)       (13,199)      (125,706)       174,063

Provision for
 income taxes                  2,000         (5,163)        15,000         70,000
                         -----------    -----------    -----------    -----------
    Net income
     (loss)              $   (33,162)   $    (8,036)   $  (140,706)       104,063
                         ===========    ===========    ===========    ===========


Earnings (loss)
 per share               $      (.01)   $      (.00)   $      (.02)   $       .02
                         ===========    ===========    ===========    ===========
Average weighted
 number of shares
 outstanding               7,292,384      5,343,801      7,059,088      5,334,059
                         ===========    ===========    ===========    ===========




   The accompanying notes are an integral part of these financial statements.

                           DCC COMPACT CLASSICS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                          Six Months Ended
                                                             June 30,
                                                        1997            1996
                                                      ---------       ---------
Cash flows from operating activities:
         Net income (loss)                            $(140,706)      $ 104,063
                                                      ---------       ---------
Adjustments to reconcile net income
  (loss) to net cash used in
  operating activities:
   Non-cash items included
    in net loss:
       Depreciation and
        amortization                                     70,059          15,263
       Deferred revenue                                 (78,485)        750,000
   Changes in:
       Receivables                                     (629,417)        222,002
       Employee receivable                              (16,056)           --
       Inventories                                      (52,771)       (238,289)
           Mastering costs                              (14,281)        (32,857)
       Royalty advances                                 (56,501)       (168,496)
           Other                                        (54,711)         38,000
       Accounts payable and
        accrued expenses                                334,475         194,528
       Royalties payable                                107,569        (416,080)
       Income taxes                                        --            45,964
                                                      ---------       ---------
         Total adjustments                             (390,119)        410,035

Net cash (used in)/provided by
  operating activities                                 (530,825)        514,098
                                                      ---------       ---------



Cash flows from investing activities:
  Capital expenditures                                $(116,970)      $(312,007)
                                                      ---------       ---------
Net cash used in investing
  activities                                          $(116,970)      $(312,007)
                                                      ---------       ---------


   The accompanying notes are an integral part of these financial statements.

                           DCC COMPACT CLASSICS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                          Six Months Ended
                                                               June 30,
                                                         1997            1996
                                                      ---------       ---------
Cash flows from financing activities:
  Payments on line of credit                          $(785,111)        (50,383)
  Payments of long term debt                            (25,000)           --
  Additional borrowing                                  628,000         225,000
  Common stock issued                                   733,700            --
                                                      ---------       ---------
Net cash provided by (used in)
  financing activities                                  551,589         174,617
                                                      ---------       ---------
  Net increase/(decrease) in
  cash and cash equivalents                             (96,206)        376,708

Cash and cash equivalents
  at beginning of period                                155,222         531,826
                                                      ---------       ---------
Cash and cash equivalents
  at end of period                                    $  59,016       $ 908,534
                                                      =========       =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Income taxes paid                                     $  15,000       $    --
                                                      =========       =========
Interest paid                                         $  51,677       $  13,954
                                                      =========       =========



Non-Cash Transactions

Issuance of stock for fixed assets                         --         $ 408,861
                                                      =========       =========

Stock issued in exchange for services                      --         $  50,000
                                                      =========       =========





   The accompanying notes are an integral part of these financial statements.

                           DCC COMPACT CLASSICS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1997


1.    SIGNIFICANT ACCOUNTING POLICIES

      In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company's financial position and the results of its operations and cash flows for the periods shown.

      Certain prior period amounts have been reclassified to conform to the current period's presentation.

      The results of operations for both the three and six month periods are not necessarily indicative of the results to be expected for a full year of operations.

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


2.    INVENTORY

      Inventory is stated at the lower of cost (on a first-in first-out basis) or market and consists of the following:

                                        June 30,        Dec. 31,
                                           1997           1996
                                       ----------     ----------
       Raw materials                   $  370,915     $  206,353

       Finished goods and components      745,419        857,210
                                        ---------     ----------
       Total                           $1,116,334     $1,063,563
                                       ==========     ==========

                           DCC COMPACT CLASSICS, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1997



3.    CAPITAL STOCK

      The Company issued 190,000 shares of stock at $1 per share and 396,000 shares of stock at $0.50 per share during the quarter ended June 30, 1997, and 435,000 shares at $1 per share during the quarter ended March 31, 1997. Related commission costs of $89,300 were paid.

4.    MAJOR CUSTOMER

      The Company has an agreement with Passport Music to be the exclusive distributor for the Company. Passport represents approximately 70% of sales. The previous distributor, Navarre, represented approximately 60% of sales.

5.    LONG-TERM DEBT

      The Company issued notes for $225,000 in exchange for certain assets. The notes bear interest at 8%. Principal plus the accrued interest is due semi annually. The Company also has a term note bearing interest at a bank reference rate plus 2.9%.

      The maturity of the debt is as follows:

            Due in year ended:

                         June 30, 1998                $116,000
                         June 30, 1999                  90,000
                         June 30, 2000                  65,000
                         June 30, 2001                  40,000
                         June 30, 2002                  17,116
                                                      --------
                                                       328,116
                         Less current portion          116,000
                                                      --------
                     Long term debt                   $212,116
                                                      ========

6.    OTHER INCOME

      During the six months ended June 30, 1997, a subsidiary of the Company received a legal settlement of $70,000 relating to a discontinued distribution agreement.

Item 2.  Management's Discussions and Analysis of Financial Condition
and Results of Operations
--------------------------------------------------------------------------------

Overview
--------

DCC Compact Classics, Inc. is a specialty entertainment company that seeks to identify and exploit niches within the entertainment industry. This strategy has been demonstrated by the Company in the manner in which it identified a niche with the high-end audio market. It has since fulfilled this niche through the compilation and distribution of the Company's 24K Gold CD's.

While the audio market niche has provided DCC with a solid core business, growth aspects within this segment of the market are minimal as demonstrated by the relatively flat revenues for the company form 1995 through 1996. This being the case the Company has identified several new niches within the entertainment industry and is currently in the process of developing the necessary marketing and production facilities to properly exploit their potential.

In July of 1996, DCC acquired Photo Dimensions, Inc. a privately held company in Salem, North Carolina. Of particular importance is the patented technology owned by Photo Dimensions, Inc. (herein referred to as "PDI") which allows for the pre-exposure of film in a Single-Use Camera thereby creating a phrase, logo, or image on the bottom of each and every picture developed by the camera.

While the technology of PDI has been patented, the ability to apply this technology into the mass production of film and single-use caption cameras has required certain modifications, resulting in delays form the original time line issued by management. At this time, PDI is accepting orders, marketing the camera(s) and putting in place the necessary production facilities to enable the Company to process the volume of orders anticipated.

The Company's operating performance is influence by several factors, the most significant of which is operating efficiency. Traditionally the Company has been able to maintain cost of goods sold at approximately 45%. As a result of the continued ramp up of production related to PDI, cost of goods sold as a percentage of revenues have increased from the traditional range of 45% to 60% for the six months ending June 30, 1997.

It is currently estimated that the 2nd half of 1997 should show marked improvements as a result, in part, of certain efficiencies now being experienced in the PDI subsidiary.

                           DCC COMPACT CLASSICS, INC.

Results of Operations
---------------------
The  following  sets forth for the periods  indicated  the  percentage  of total
revenues   represented  by  each  subsidiary  of  the  Company's  statements  of operations:

                              Three months ended            Six months ended
                                     March 31                    June 30
                                  1997         %              1997         %

DCC Compact Classics            $ 808,851    85%             $2,146,747   90%
Romance Alive Audio                22,279     2%                 21,874    1%
PDI                               126,086    13%                208,389    9%
                                ---------   ----             ----------  ----
Total revenues                  $ 957,216   100%             $2,377,010  100%

DCC Compact Classics            $ (75,491)   69%             $  (16,480)  12%
Romance Alive Audio                34,250   (32%)                10,057   (7%)
PDI                               (68,866)   63%               (134,282)  95%
                                ---------   ----             ----------  ----
Total net income                $(110,108)  100%             $ (140,282) 100%

Six months ended June 30, 1997 and June 30, 1996
------------------------------------------------

Sales for the six months ended June 30, 1997 were $2,377,010 compared to $2,397,868, a slight decline of $20,858. This in part can be attributed to the current focus of management on the establishment and enhancement of the PDI subsidiary, thereby resulting in less focus on the core music business, particularly in the first quarter ended March 31, 1997. By comparison music sales in the second quarter ended June 30, were $1,337,896 compared to sales of $808,851 for the first quarter ended March 31, 1997. While management continues to dedicate a large part of their time to the enhancement of the PDI subsidiary, the second quarter figures reflect a renewed commitment to the basic core business of the Company.

Cost of goods sold for the six months ended June 30 ,1997 were $1,448,728 compared to $1,113,056 for the same period in 1996, or an increase of $335,672, or 31%. As a percentage of sales, cost of goods sold for the six months ended June 30, 1997 were 60% compared to 46% for the six months ended June 30, 1996. In particular, this increase can be attributed to extraordinary expenses related to PDI as a result of the current production of marketing units, as well as higher costs associated with the initial production of camera units.

Selling, administrative and other operating expenses were down $33,642, to $1,070,278 for the six months ended June 30, 1997 compared to $1,103,920 for the six months ended June 30, 1996. These savings are, in part, a result of operating efficiencies being recognized, as well as certain one time expenses reported during the same period in 1996.

                           DCC COMPACT CLASSICS, INC.

Net results of operations was a loss of $140,706 or $0.02 per share for the six months ended June 30, 1997 compared to a income of $104,063 or $0.02 per share for the same period in 1996. Management attributes this loss to the continued expenses of establishing the PDI brand name and production facilities. It is currently anticipated by management that operating results should improve through the remainder of 1997.

Three months ended June 30, 1997 and June 30, 1996
--------------------------------------------------

In the second quarter of 1997, the Company reported a loss of $33,162 compared to a loss of $8,036 for the same period in 1996. Revenues increased $197,427 to $1,419,794 for the second quarter ending June 30, 1997 compared to $1,222,367 for the same period in 1996. This increase in sales reflects the initial sales of PDI single use caption camera products. General and administrative costs dropped 15% to $462,505 for the three months ended June 30, 1997 compared to $550,104 for the same period in 1996.

Liquidity and capital resources
-------------------------------
As of June 30, 1997, the Company had positive working capital of $101,780, compared to a working capital deficit for the same period in 1996. Management currently believes that the Company has sufficient working capital and cash on hand to maintain its current business. During the six months ended June 30, 1997 DCC has raised through the private placement of shares $733,700 at prices of $0.50 per share to be utilized for the purchase of equipment for PDI, as well as general corporate purposes. Additional expenditures related to PDI have been funded from the Company's current credit facilities, as well as internally generated cash flow.

It is anticipated that to continue to grow the PDI business, additional capital will be required. At its current stage, the Company continues to utilize internally generated cash flow to fund this growth, which may cause delays in marketing and the production of cameras.


The Company continues to evaluate alternative financing options in order to continue the growth of the PDI subsidiary at a rate which will enable the Company to exploit the currently defined niche.

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


Item 2.  Shareholders Stock Information
---------------------------------------

Through August 14, 1997, DCC Compact Classics, Inc.'s stock is traded on NASDAQ bulletin board of "Pink Sheets".


Item 4.   Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

None

Item 5.  Other Information
--------------------------

None.

Item 6.   Exhibits and Reports
------------------------------

(a) The Company filed Form 8-K/A dated February 17, 1997.

(b) There were no reports on Form 8-K filed during this period.

                           DCC COMPACT CLASSICS, INC.


Signatures
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                    DCC COMPACT CLASSICS, INC.
                                       (Registrant)




                                    BY: /s/ Marshall Blonstein
                                       -----------------------------------------
                                         Marshall Blonstein
                                         Chairman of the Board,
                                         Chief Executive Officer,
                                         President






Date: August 22, 1997
     --------------------------