Form 10QSB
period 1997-09-30
DCC COMPACT CLASSICS INC
filed 1997-11-26
CIK 809932

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   Form 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1997              COMMISSION FILE NUMBER 0-21114


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

                 Yes    X            No
                     --------            --------


      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of business of November 7, 1997.

Common Stock - $.005 par value                             9,407,725
------------------------------                  --------------------------------
           CLASS                                Outstanding at November 7, 1997

                                     PART I

                              FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

                           DCC COMPACT CLASSICS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                    September 30, 1997 and December 31, 1996
                                   (UNAUDITED)

                                                   September 30,    December 31,
                                                        1997             1996
                                                     ----------       ----------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                       $   50,894       $  155,222
      Accounts receivable, net of
      bad debt and return
      allowances of $98,299
      and $233,061, respectively                      1,480,162          915,215
     Notes receivable                                   147,500          125,000
     Inventories                                      1,420,809        1,063,563
      Advanced royalties                                348,563          218,663
      Prepaid expenses                                   21,591             --
     Income tax receivable                               80,000           80,000
                                                     ----------       ----------
             Total current assets                     3,549,519        2,557,663
                                                     ----------       ----------


FIXED ASSETS, net                                       650,788          589,357
                                                     ----------       ----------


OTHER ASSETS
     Deferred taxes                                      46,864           46,864
      Mastering costs, net                              649,632          650,761
      Receivables from affiliate                         63,109           62,031
     Intangibles                                        291,589          270,151
      Other                                              65,474           52,762
                                                     ----------       ----------
              Total assets                           $5,316,975       $4,229,589
                                                     ==========       ==========




The accompanying notes are an integral part of these financial statements.

                           DCC COMPACT CLASSICS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                    September 30, 1997 and December 31, 1996
                                   (UNAUDITED)


                                                  September 30,    December 31,
                                                       1997             1996
                                                   -----------      -----------
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

      Line of credit                               $   479,715      $   710,025
      Accounts payable                                 906,163          472,087
      Royalties payable                              1,725,531        1,731,134
      Other accrued expenses                            10,163            3,358
      Deferred revenue                                    --             78,485
      Current portion of long-term debt                125,000           75,000
                                                   -----------      -----------
     Total current liabilities                       3,246,572        3,070,089
                                                   -----------      -----------

LONG-TERM DEBT                                         200,000           75,000

STOCKHOLDERS' EQUITY
     Common stock, par value $.005 per
      share; authorized 10,000,000
      shares, issued and outstanding
      8,862,725 shares and 6,746,725
      shares, respectively                              44,314           33,734
     Additional paid-in capital                      2,042,942        1,094,322
     Accumulated deficit                              (216,853)         (43,556)
                                                   -----------      -----------
      Total stockholders' equity                     1,870,403        1,084,500
                                                   -----------      -----------
      Total liabilities and
        stockholders' equity                       $ 5,316,975      $ 4,229,589
                                                   ===========      ===========








The accompanying notes are an integral part of these financial statements.

                           DCC COMPACT CLASSICS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                              Three Months Ended           Nine Months Ended
                                 September 30,                September 30,
                              1997          1996          1997          1996
                         --------------------------   --------------------------
Sales                    $ 1,406,665    $ 1,351,724   $ 3,783,675    $ 3,749,592

Cost of sales                790,769        884,591     2,239,497      2,075,780
                         -----------    -----------   -----------    -----------
 Gross profit                615,896        467,133     1,544,178      1,673,812

Selling, adminis-
 trative and other
 operating expense           619,372        417,385     1,689,650      1,443,172
                         -----------    -----------   -----------    -----------
Operating
 income (loss)                (3,476)        49,748      (145,472)       230,640

Other:
 Interest expense, net       (29,116)         2,320       (82,825)         9,149
 Other income                   --             --          70,000           --
                         -----------    -----------   -----------    -----------
    Income (loss)
     before
     income taxes            (32,592)        47,428      (158,297)       221,491

Provision for
 income taxes                   --           25,000        15,000         95,000
                         -----------    -----------   -----------    -----------
    Net income
     (loss)              $   (32,592)   $    22,428   $  (173,297)   $   126,491
                         ===========    ===========   ===========    ===========


Earnings (loss)
 per share               $      (.00)   $       .00   $      (.02)   $       .02
                         ===========    ===========   ===========    ===========
Average weighted
 number of shares
 outstanding               8,768,842      6,696,725     7,813,740      6,120,127
                         ===========    ===========   ===========    ===========





The accompanying notes are an integral part of these financial statements.

                           DCC COMPACT CLASSICS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                         Nine Months Ended
                                                           September 30,
                                                       1997             1996
                                                   -----------      -----------
Cash flows from operating activities:
Net income (loss)                                  $  (173,297)     $   126,491
                                                   -----------      -----------
Adjustments to reconcile net income
  (loss) to net cash used in
  operating activities:
   Non-cash items included
    in net loss:
       Depreciation and
        amortization                                   106,534           22,000
       Deferred revenue                                (78,485)         375,000
   Changes in:
       Receivables                                    (564,947)         182,360
       Employee receivable                             (22,500)            --
       Inventories                                    (357,246)      (1,021,280)
        Mastering costs                                  1,129          343,116
       Royalty advances                               (129,900)        (169,170)
       Prepaid expenses                                (21,591)            --
        Other                                          (13,790)          31,234
       Accounts payable and
        accrued expenses                               440,881          485,030
       Royalties payable                                (5,603)        (127,444)
       Income taxes                                       --             65,773
                                                   -----------      -----------
         Total adjustments                            (645,518)         186,619

Net cash (used in)/provided by
  operating activities                                (818,815)         313,110
                                                   -----------      -----------


Cash flows from investing activities:
  Capital expenditures                             $  (189,403)     $  (800,625)
                                                   -----------      -----------
Net cash used in investing
  activities                                       $  (189,403)     $  (800,625)
                                                   -----------      -----------


The accompanying notes are an integral part of these financial statements.

                           DCC COMPACT CLASSICS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                          Nine Months Ended
                                                             September 30,
                                                         1997            1996
                                                      ---------       ---------
Cash flows from financing activities:
  Payments on line of credit                          $(948,310)      $    --
  Payments of long term debt                            (25,000)        (51,465)
  Additional borrowing                                  918,000         150,000
  Common stock issued                                   959,200         345,187
                                                      ---------       ---------
Net cash provided by (used in)
  financing activities                                  903,890         443,732
                                                      ---------       ---------
  Net increase/(decrease) in
  cash and cash equivalents                            (104,328)        (43,793)

Cash and cash equivalents
  at beginning of period                                155,222         531,826
                                                      ---------       ---------
Cash and cash equivalents
  at end of period                                    $  50,894       $ 488,033
                                                      =========       =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Income taxes paid                                     $     --         $ 29,227
                                                      ==========       ========
Interest paid                                         $   43,950       $ 13,954
                                                      ==========       ========



Non-Cash Transactions

Issuance of stock for fixed assets                          --         $326,400
                                                      ==========       ========

Stock issued in exchange for services                       --         $ 50,000
                                                      ==========       ========





The accompanying notes are an integral part of these financial statements.

                            DCC COMPACT CLASSICS, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1997




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

      The results of operations for both the three and nine month periods are not necessarily indicative of the results to be expected for a full year of operations.

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


2.    INVENTORY

      Inventory is stated at the lower of cost (on a first-in first-out basis) or market and consists of the following:

                                             September 30,     December 31,
                                                  1997             1996
                                             ------------     ------------
        Raw materials                        $    271,119     $    206,353

        Finished goods and components           1,149,690          857,210
                                             ------------     ------------
        Total                                $  1,420,809     $  1,063,563
                                             ============     ============

                            DCC COMPACT CLASSICS, INC
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1997




3.    CAPITAL STOCK

      The Company issued 470,000 shares of stock at $0.50 per share during the quarter ended September 30, 1997, 776,000 shares at $0.50 per share during the quarter ended June 30, 1997, and 870,000 shares at $0.50 per share during the quarter ended March 31, 1997. Related commission costs of $98,800 were paid.

4.    MAJOR CUSTOMER

      DNA Music represents approximately 21% of sales and is the Company's largest customer. Previously, Passport Music was the Company's largest customer and exclusive distributor and represented approximately 70% of Company sales for the first six months of 1997. In the third quarter of 1997, Passport Music filed for bankruptcy under Chapter 11. As a result, the Company reduced net accounts receivable by $400,000 ($600,000 in aggregate less $200,000 previously reserved), wrote down $200,000 in related royalties, and recorded $150,000 in inventory returns. The Company has limited future financial exposure by electing not to appoint an exclusive distributor, but instead diversify distribution.


5.    LONG-TERM DEBT

      The Company issued notes for $225,000 in exchange for certain assets. The notes bear interest at 8%. Principal plus the accrued interest is due semi-annually. The Company also has a term note bearing interest at a bank reference rate plus 2.9%.

      The maturity of the debt is as follows:

            Due in year ended:

                         September 30, 1998                 $125,000
                         September 30, 1999                  100,000
                         September 30, 2000                   50,000
                         September 30, 2001                   50,000
                         September 30, 2002                      -
                                                            --------
                                                             325,000
                         Less current portion                125,000
                                                            --------
                         Long-term debt                     $200,000
                                                            ========

                            DCC COMPACT CLASSICS, INC
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1997





6.    OTHER INCOME

      During the nine months ended September 30, 1997, a subsidiary of the Company received a legal settlement of $70,000 relating to a discontinued distribution agreement.


7.    BASIS OF PRESENTATION

      The Company has increased sales of the Photo Dimensions camera by $219,642 during the quarter ended September 30, 1997. The increased working capital needed to prepare the film and load the film into cameras, and to carry the accounts receivable related to this increased sales volume, has utilized most of the Company's liquidity. As a result, the Company plans to obtain additional outside financing to meet its obligations, to expand production capabilities, and to increase marketing activities. No adjustments have been made to the carrying value of the assets should the additional financing not be obtained.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

Overview
--------
DCC Compact Classics, Inc. is a specialty entertainment company that seeks to identify and exploit niches within the entertainment industry. This strategy has been demonstrated by the Company in the manner in which it identified a niche with the high-end audio market. It has since fulfilled this niche through the compilation and distribution of the Company's 24K Gold CD's. The Company has identified new niches within the entertainment industry and is currently developing the necessary marketing and production facilities to properly exploit their potential.

The Company continues to exploit its patent on a captioned camera within the Photo Dimensions division. Sales of the captioned camera product have increased by 110% in the third quarter as the marketplace accepts this new product. The Company's core business of high quality compact discs remains relatively steady despite the loss of a major distributor.

Management expects the next quarter to reflect the first operating profit for the captioned camera segment of the business if the shipping volume can catch up with the current sales backlog. A new assembly agreement with an offshore company should speed up the delivery process and reduce the cost of sales per unit now that the volume warrants such a strategic alliance.


Results of Operations
---------------------

Nine months ended September 30, 1997 and September 30, 1996
-----------------------------------------------------------
The nine months ended September 30, 1997 reflects a loss from operation of $173,000 compared to income of $126,000 from the prior year reflecting the loss of volume and write off of receivables from Passport Music, the Company's largest distributor. Management was able to diminish the loss by recovering some inventory and reducing related royalties. Sales for the nine months ended September 30, 1997 was up 1% from the same period in 1996 because the increased Caption Camera sales were mostly offset by the reduced disc sales caused by the loss of the distributor. Operating income was down approximately $376,000 due to the high costs of producing the first production runs of the captioned camera, the losses incurred on the uncollectible receivables and the period expenses of the captioned camera operation incurred without significant related revenues.

The  following  sets forth for the periods  indicated  the  percentage  of total
revenues   represented  by  each  subsidiary  of  the  Company's  statements  of operations:

                                Three months ended            Nine months ended
                                       Sept. 30,                    Sept. 30,
                                     1997       %                 1997       %
DCC Compact Classics              $1,168,187   83%             $3,314,934   88%
Romance Alive Audio                   12,567    1%                 34,441    1%
PDI                                  225,911   16%                434,300   11%
                                  ---------   ----             ----------  ----
Total revenues                    $1,405,665   100%            $3,783,675  100%

DCC Compact Classics              $   92,281  (283%)           $   75,801  (44%)
Romance Alive Audio                  (13,651)   42%                (3,594)   2%
PDI                                 (111,222)  341%              (245,504) 142%
                                  ----------   ----            ----------  ----
Total net income                  $  (32,592)  100%            $ (173,297) 100%
                                  ==========   ====            ==========  ====


Three months ended September 30, 1997 and September 30, 1996
------------------------------------------------------------

The three months ended September 30, 1997 had an increase in sales of almost $55,000. This 4% increase in attributable to the increased captioned camera sales. The gross profit was up almost $149,000 as the captioned camera costs become more in line with projections as the initial production startup costs are absorbed and the Company moves forward on the learning curve. Selling, general and administrative expense were higher due to the bad debt loss on the distributor and the expenses incurred by the Photo Dimensions segment of the Company.


Liquidity and capital resources
-------------------------------
The Company has working capital of approximately $300,000 at September 30, 1997. Management believes that the growth of the captioned camera business will require additional working capital to exploit this technology and, accordingly, is pursuing additional outside financing. During the nine months ended September 30, 1997, the Company raised $939,000 from the sale of common stock and has used those funds to support the growth of captioned camera market penetration and production capability and the related increase in working capital requirements.

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


Item 2.  Shareholders Stock Information
---------------------------------------

Through November 7, 1997, DCC Compact Classics, Inc.'s stock is traded on NASDAQ bulletin board of "Pink Sheets".


Item 4.   Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

None

Item 5.  Other Information
--------------------------

None.

Item 6.   Exhibits and Reports
------------------------------

(a) There were no reports on Form 8-K filed during this period.

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






Date: November 25, 1997
     ------------------