Form 10KSB
period 1997-12-31
DCC COMPACT CLASSICS INC
filed 1998-05-20
CIK 809932

U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-KSB

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                     For the Year Ended December 31, 1997

                          Commission File No. 0-21114


                          DCC COMPACT CLASSICS, INC.
-------------------------------------------------------------------------------
                (Name of Small Business Issuer in Its Charter)


            Colorado                                             84-1046186
---------------------------------                          --------------------
(State of Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                               Identification No.)


9301 Jordan Avenue, Suite 105, Chatsworth, California           91311
-------------------------------------------------------------------------------
         (Address of Principal Executive Offices)            (Zip Code)


                                 (818) 993-8822
-------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year: $4,428,142.

                  Common Stock, par value $.005 per share ("Common Stock"), was the only class of voting stock of the Registrant outstanding on April 9, 1998. Based on the closing bid price of the Common Stock on the National Association of Securities Dealers, Inc. OTC Bulletin Board, as reported on April 9, 1998 ($.27), the aggregate market value of the $5,969,899 shares of the Common Stock held by persons other than officers, directors and persons known to the Registrant to be the beneficial owner (as that term is defined under the rules of the Securities and Exchange Commission) of more than five percent of the Common Stock on that date was approximately $1,611,870. By the foregoing statements, the Registrant does not intend to imply that any of these officers, directors or beneficial owners are affiliates of the Registrant or that the aggregate market value, as computed pursuant to rules of the Securities and Exchange Commission, is in any way indicative of the amount which could be obtained for such shares of Common Stock.

                  The Registrant had 8,927,725 shares of its $.005 par value Common Stock issued and outstanding as of April 9, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Documents incorporated by reference: None.

         Transitional Small Business Disclosure Format: Yes    ; No  X
                                                           ----     ----

                                     PART I

ITEM 1.      DESCRIPTION OF BUSINESS

         THE COMPANY

General

         General -- The focus of the Company's operations for approximately the first decade of its operations has been to build a specialized niche in the market for compact discs ("CDs"). The emergence of CD technology in the early 1980s led to segments of the consuming public to replace their collections of vinyl and audio cassettes with the superior quality and convenience of CDs. Classical music listeners were the first segment to accept CD technology and the initial CDs were comprised of classical albums.
 Since that time there has been substantial acceptance of CDs for all types of music, including classical, jazz, rock and oldies. Sales of CDs grew rapidly and by the end of 1996 represented in excess of 70% of all music sales in the $12 billion record industry.

         A predominant portion of the Company's manufacturing process of CDs utilizes a coating of 24k gold and a proprietary vintage vacuum tube system which are considered by various audiophiles to have a superior phonic quality compared with standard CDs, and thereby can be sold at a premium in excess of the incremental manufacturing costs. The Company is presently one of the industry leaders in the sale of 24k gold CDs and has license rights to the exclusive exploitation of 24k gold CDs albums by such artists as Elvis Presley, Frank Sinatra, Beach Boys, The Doors, The Eagles, Paul McCartney, Cream, Miles Davis, Creedence Clearwater Revival, The Steve Miller Band, Ringo Starr and Bob Seeger. The Company has successfully satisfied a segment of consumer demand for reissues and compilations of music originally issued on vinyl and audio cassettes. This has been achieved through the purchase, marketing and sale of catalogs of music masters and by licensing rights from the holders of music masters. The Company's basic concept has been to provide the listening public a CD line that specializes in contemporary music which includes jazz, classical and oldies and the 24k gold limited edition series. In addition, the Company has developed various "Compilation" series which features the best of a certain performance era or type of music.

         The Company has licensing agreements with major record labels, including Sony, MCA, Warner, Elektra, Atlantic, Arista, Capitol and Polygram among others. Typically, licensing agreements range from three to five years in term with possible renewal options. Royalties are paid to the licensor at between $.55 to $6.00 per unit sold for the term of the agreement. The licensing agreements grant the Company the exclusive or nonexclusive right to utilize master recordings of many top artists for the purpose of enhancing the sound quality through a digital sound recording process and then to market, under the Company's trade labels, the individual recordings, or compilations. The Company follows the normal practice for independent record labels, which entails subcontracting manufacturing, field sales, physical distribution, billing and collections to specialized entities providing such services.

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

         On June 30, 1996, the Company entered into an agreement with Re-Pac Corp. to purchase all of the shares of corporate stock of Photo Dimensions, Inc. ("PDI") which were 100% owned by Re-Pac Corp. Through the acquisition, which was completed during July 1996, the Company acquired the technology for use in the Company's promising new product known as the "Single-Use Caption Camera." The Single- Use Caption Camera is a disposable camera that combines two images onto the same frame of film in a single photograph. Part of the film frame is pre-exposed, before the film is loaded into the disposable camera, to a first image. The written image will appear on the bottom of the picture as a named theme or event. The film is then loaded into the Single-Use Caption Camera. When the user takes a picture, the film is exposed to a second image, namely the target image. The two images are then simultaneously developed by conventional means as a single image. On June 25, 1996, PDI filed an application with the U.S. Patent and Trademark Office for a patent of the method and apparatus use in the Single-Use Caption Camera. The patent was issued on March 25, 1997 as U.S. Patent Number
5,615,396. The Patent is entitled "Producing Smoothly Blended Double Exposure Composite Images."

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

         The Company's mission after the acquisition of Dunhill has been to exploit the then-emerging market for compact discs. Since that time, the Company has extended its mission to enter new niche markets in leisure-time consumer products as they develop. The niche markets which are presently being pursued by the Company are reissues of catalogs of music masters, 24k gold CDs and, a joint venture in the market for audio books. The Company through Photo Dimensions Inc., a wholly owned subsidiary acquired during 1996, has launched its new product known as the "Single-Use Caption Camera."

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

         The Company continues to explore other leisure-time consumer product niche markets either through acquisition or license. Management believes that the greatest growth will come from the Company's efforts to manufacture, market and distribute for sale its Single-Use Caption Camera to the wholesale marketplace and premium users.

Catalogs of Music Masters

         The emergence of compact disc technology in the early 1980s has led to consumers replacing their collections of vinyl and audio-cassettes with the much higher quality and convenience of compact discs, which now account for over 70% of music sales in the United States.

         The Company has been successful in satisfying the consumer demand for reissues and compilations of music originally issued on vinyl and audio-cassettes. This success has been achieved both through the purchase, exploitation and sale of catalogs of music masters and by licensing rights from others of music masters for marketing.

Licensing Agreements

         The Company has licensing agreements with major record labels, including Sony, MCA, Warner, Elektra, Atlantic, Arista, Capitol, Polygram, and among others. Each licensing agreement carries different royalty arrangements and terms with various options. Typically, licensing agreements range from three to five years in term, and in some cases, with several additional renewal options. Royalties are paid to the licensor between $.55 to $6.00 per unit sold for the term of the various agreements.

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

         DCC Label -- The Company has been producing compact discs since 1986. Distribution outlets for DCC Label are principally independent distributors, which currently represent 90% of Company sales. In other cases, bulk sales may be made directly to major record stores. The Company follows normal record distribution concepts (i.e, compact discs are sold to a distributor or retailer who then marks up the price for sale to consumers). During 1996, the Company terminated its distribution agreements with eight regional distributors and entered into a distribution agreement with one national distributor which was the exclusive distributor for the Company's core market for CDs. However, during the spring of 1997, the distributor, Passport Music Distributors, Inc., filed for protection of the bankruptcy court under Chapter 11 of the Federal Bankruptcy laws. The Company entered into distribution agreements with Distribution North America and K-Tel to replace Passport Music. The Company continues to use other distributors for specialized markets.

         Sandstone Label -- This label is currently being distributed in the same manner as the DCC label. The line features popular artists and older recordings including Aretha Franklin, Red Hot Chili Peppers, and Roxette. The label has also picked up the distribution of various labels which specializes in house dance music.

Single-Use Caption Cameras

         The Company's new product, the Single-Use Caption Camera, utilizes the technology the Company acquired in its acquisition of Photo Dimensions, Inc. The laser technology of pre-exposure burns a written image into the film which is similar to laser printing on paper. The image appears on the bottom of all of the pictures taken by the Single-Use Caption Camera. The image will be either a named theme or event. Examples of named themes or events are the birth of a child, a birthday or anniversary, a trip to a theme park or vacation resort, or other special events. The pictures will have captions like "It's a Boy," "It's a Girl," "Happy Birthday," "Happy Anniversary," "Hawaii," etc.

         After the desired written image is burned on the film by the Company's technology, the film is shipped to an assembler who constructs the disposable cameras. The Company estimates the assembler will require approximately 30-60 days to complete the assembly of the cameras and ship the cameras to its destination. This assembly process will allow the Company to ramp-up production with relatively minimal lead-time and capital investment.

         The Company has entered into agreements with third party sales representatives to market its Single-Use Caption Camera to the wholesale marketplace and large quantity users. One group of sales representatives will concentrate on marketing Single-Use Caption Cameras to convenience stores for impulse purchases, at card stores, at one-hour photo stores, toy stores, tourist locations and resorts, theme parks and other outlets. A second group of sales representatives will concentrate on generic quantity users.

         The management of the Company believes that the introduction and marketing of its new Single-Use Caption Camera presents the opportunity for the Company to become a significant participant in the disposable camera industry. Management anticipates that the addition of the caption feature technology to the single-use (disposable) camera may be appealing to a sufficient portion of the users of disposable cameras so that sales of the Company's new product could grow substantially over the next five years. However, there is no assurance that the growth will be achieved. The growth of the wholesale market for disposable cameras worldwide exceeded $1 billion in 1996 which represents an estimated 200 million disposable cameras sold, with approximately 53 million sold in the United States.

         Patent -- U.S. Patent Number 5,615,396 was issued on March 25, 1997, to Photo Dimensions, Inc., the Company's wholly owned subsidiary. The Patent is entitled "Producing Smoothly Blended Double Exposure Composite Images." The patent protects the invention of combining two images onto the same frame of a film in a single photograph in a way that minimizes the known problems in the prior act of poor image blending and visible lines of demarcation between images. The invention utilizes a disposable camera, pre-exposed film and a non-opaque exposure limiting device to uniquely create a composite photograph that more aesthetically blends two images. The Company is investigating seeking similar patents in Europe and Asia.

         Competition --

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

                  Single-Use Caption Cameras -- The Company is aware of only one direct competitor possessing the technology that can produce a caption camera similar in technology to the Company's technology. The competitor's technology is, however, different, but the competitor's technology does produce captions on film as does the Company's technology. Other competitors could develop new technology that would further increase the competition in the marketplace. The management of the Company is unaware of any other direct competitors at this time.

         Employees -- The Company employs 12 people on a full-time basis in the Company's California office of which 3 employees are in executive positions and the balance are engaged in technical and administrative capacities. The Company's North Carolina office, which was the location of PDI, the Company's wholly owned subsidiary, was closed on December 23, 1997. The production manger and the chief engineer, who both worked at the North Carolina office, have moved to the Company's California office.

ITEM 2.           DESCRIPTION OF PROPERTIES

         The Company's principal offices are located at 9301 Jordan Avenue, Suite 105, Chatsworth, California 91311. These premises, which consist of approximately 9,000 square feet of space, are the subject of a lease agreement which covers a term of five years concluding April 2000 at an adjusted base rental of approximately
$5,521 per month.

ITEM 3.           LEGAL PROCEEDINGS

         The Company was named as one of two defendants in a lawsuit filed on October 17, 1996 by PSI Industries, Inc., a Florida corporation ("PSI") in the Circuit Court of the 15th Judicial

Circuit for Palm Beach County, Florida. The actions against the Company were breach of a written non-disclosure and confidentiality agreement, misappropriation of trade secrets, unfair competition, and deceptive advertising. The lawsuit is based on allegations relating to discussions initiated by PSI with the Company during late 1995 regarding the possible merger of the two companies. In connection therewith, the Company signed a non-disclosure and confidentiality agreement. PSI had been granted an exclusive license by Keepsake, Inc., a Florida corporation ("Keepsake") for the marketing of Keepsake's pre-exposed message camera process. PSI alleges that the Company acted in concert with the second defendant, a former marketing manager for PSI, to form a business enterprise, referred to as Photo Dimensions, for the purpose of manufacturing or distributing the single-use message cameras using Keepsake's proprietary message camera process. After conducting its due diligence, the Company concluded that it was not in its best interest to form a merger with PSI. During 1996, the Company purchased Photo Dimensions, Inc. ("PDI") which has rights and technology to a double exposure camera. On March 25, 1997, the United States Patent and Trademark Office issued a patent to PDI entitled "Producing Smoothly Blended Double Exposure Composite Images." During January 1997, the Company filed a lawsuit against PSI in the United States District Court for the Central District of California. The complaint is for declaratory relief, unfair competition, slander of title, intentional misrepresentation, negligent misrepresentation, and breach of contract. While the outcome of the lawsuit against the Company cannot be predicted, it is the opinion of counsel that the Company has meritorious defenses to the lawsuit. Further, counsel believes that the Company has meritorious claims against the defendants. In the opinion of management, the lawsuit, when finally concluded, should not have a material adverse effect on the Company's financial condition.

         In a second matter, the Company filed a lawsuit during September 1996 against VRG Records, Page Hufty, and LV-Wax Records in the Superior Court for the County of Los Angeles, California. The Company's complaint alleges that VRG Records breached a 4 year exclusive distribution agreement under which the Company, through its distributors, were to be the exclusive distributor of VRG Record products. After the Company's initial success, Page Hufty, the President and owner of VRG Record, created LV-Wax Records to distribute VRG Record products for which the Company was named as the exclusive distributor under the exclusive distribution agreement. The Company has claimed damages of $50,000 to $100,000 as a consequence of VRG Record's breach. VRG Record filed a cross-complaint against the Company alleging that the Company has failed to account and pay amounts owed to VRG Record under the agreement. Counsel for the Company believes that the Company's claims against the defendants are meritorious and that the Company has meritorious defenses and offsets with respect to the cross-complaint. In the opinion of management, the lawsuit, when finally concluded, should not have a material adverse effect on the Company's financial condition.

         In a third matter, the Company filed a lawsuit during March 1997 against Robert Craig and RE-PAC corporation in the United States District Court for the Central District of California. The complaint is for fraud, breach of contract, intentional misrepresentation, negligent misrepresentation, and breach of fiduciary duty. The lawsuit arises out of the contract entered into on June 30, 1996 to purchase Photo Dimensions, Inc. ("PDI") from RE-PAC corporation. PDI is a wholly owned subsidiary of the Company and holds the patent on "Producing Smoothly Blended Double Exposure Composite Images." Robert Craig is the inventor of the process. The Company alleges in its complaint that Mr. Craig overstated the revenues generated by PDI and understated the cost of equipment owned by PDI. Further, it is alleged that Mr. Craig overbilled the Company for rent and employee costs at the North Carolina facility, and that Mr. Craig had no intention of transferring the patent to DCC by executing the necessary documents. Counsel for the Company believes that the Company's claims against the defendants are meritorious.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         There was no matter submitted during the fourth quarter ended December 31, 1997 by the Company to a vote of the shareholders of common stock.

                                    PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         (a) The Company's Common Stock is traded on the OTC Bulletin Board under the symbol "DCCC." The following table sets forth the high and low bid quotations for the Common Stock for the periods indicated. These quotations reflect prices between dealers, do not include retail mark-ups, mark-downs or commission and may not necessarily represent actual transactions.

                                                Low                High
                                                ---                ----

         March 31, 1996                         $1.75              $2.00
         June 30, 1996                           1.31               1.56
         September 30, 1996                       .63               1.25
         December 31, 1996                        .63               1.38
         March 31, 1997                           .81                .88
         June 30, 1997                           1.00                .50
         September 30, 1997                       .8125              .625
         December 31, 1997                        .6875              .25
         March 31, 1998                           .4375              .27

         (b) As of April 9, 1998, there were 411 holders of record of the Company's common stock. The closing bid price quoted on the OTC Bulletin Board sheets for the Company's Common Stock at April
9, 1998 was $0.27.

         (c) The Company has never declared or paid, and has no present intention to pay, cash dividends on its Common Stock. Any future dividends will necessarily depend upon the Company's future earnings, capital requirements, financial condition and other factors.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         Overview -- The Company is in the business of developing, producing, and marketing leisure - time consumer products under its three operating divisions:

               DCC Compact Classics has specialized during the last decade in creating re-issues of the original masters of vinyl records of recording artists by transferring original recording masters to high quality CDs. Some of the recording artists are Elvis Presley, Frank Sinatra, Miles Davis, The Eagles, Creedence Clearwater Revival, The Beach Boys, and the Doors. DCC Compact Classics also creates compilations of re-issues based on specific musical genres and themes. DCC Compact Classics produces the highest quality CDs and vinyl record albums available in the marketplace at competitive prices, and is one of the industry leaders in the manufacturing process of CDs which utilizes a coating of 24k gold.

                  Romance Alive has operated as a partnership since 1993 with the objective of satisfying the growing interest of adult women in audio romance novels. During 1995, Romance Alive switched from distributing its audio tape novels to entering into a contract with Time Warner Books for product distribution into the marketplace. Disappointment with the results of the switch caused management during the beginning of 1998 to re-evaluate the profitability potential of audio romance novels in the marketplace. Commencing in February 1998, the Company has been in negotiations to enter into a contract with one or more distributors so that management's involvement will become passive, and which should reduce any future financial commitment by the Company. Management's goal is to enter into a contract so that the Company receives a royalty based on the volume of sales.

                  Photo Dimensions, Inc. ("PDI") is a wholly owned subsidiary which the Company acquired during July 1996. PDI is the holder of a patented technological process utilized in the Single-Use Caption Camera. The essence of the technology is the combining of a pre- written caption at the bottom of the frame of film with the picture. The captions come in three basic versions: a generic statement for example: It's a Boy!, It's a Girl, Happy Birthday, Merry Christmas; locations (cities and states), major attractions, theme parks, and professional sports teams; and premium users such as large corporations. Since the acquisition of PDI, management has concentrated its effort to refine the manufacturing process used in the disposable camera for the purpose of mass production to meet the projected demand for the Single-Use Caption Camera.
The Company is investigating seeking similar patents in Europe and Asia.

         Key Factors Affecting Financial Conditions -- Two key factors are responsible for the net losses incurred during the calendar years ended December 31, 1996 and 1997 which disrupted the Company's yearly profitability since 1990. One factor is the bankruptcy during 1997 of Passport Music Distributors, Inc., the Company's, and one of the entire music industry's, largest distributor. The second factor is the acquisition costs of Photo Dimensions, Inc., and the costs incurred to establish production capacity to manufacture the Single-Use Caption Camera.

         During 1996, the Company changed its primary distributor for the sale of compact discs to one national distributor, Passport Music Distributors, Inc., as opposed to eight regional distributors. The change was intended to enable management to devote a greater percentage of their time and energy to the production, marketing and sales of the Single-Use Caption Camera. Under the distribution agreements, the termination of the regional distributors resulted in the return of all unsold inventory of compact discs held by the regional distributors. The returned inventory negatively impacted the results of operations for 1996.

         Passport Music's 1997 filing for protection of the bankruptcy court under Chapter 11 of the Federal Bankruptcy Laws was an unanticipated set back for the Company. The Company reduced its accounts receivable by approximately $617,000 including $200,000 previously reserved for uncollectible accounts receivable. Related royalties were written down by approximately $250,000, and approximately $385,000 was recorded as returned inventory. The charges taken by the Company as the result of the bankruptcy by Passport Music are one-time charges which have been absorbed by the Company. The Company entered into distribution agreements during 1997 with Distribution North American and with K-Tel to replace Passport Music. The training of the two distributors' sales staff has been completed and the distributors have adequate levels of inventory to sell the Company's musical products under a new marketing and sales program.

         The Company's acquisition of Photo Dimensions, Inc. ("PDI"), which was completed during July 1996, resulted in the Company incurring significant acquisition costs and other expenses. During 1997, a significant amount of management's time and company expense was incurred developing the manufacturing capacity to produce the patented process used in the Single-Use Caption Camera. While the technology of the Camera is patented, the ability to apply the technology into the mass production of film and disposable cameras required significant modifications during 1997 to the production process. The production modification caused delays in fulfilling orders during 1997 for the Single-Use Caption Camera. During February 1998, the Company received delivery of its custom built, high-speed printer which will allow in-house production of the locational and premium-user versions of the caption film by increasing production capacity to 20,000 cameras per day from 1,500 cameras per day. The Company has recently entered into a contract with a Hong-Kong based company to mass produce the generic statements version of the disposable camera. Moving forward, management believes that the Company is positioned to process the anticipated volume of orders for the Camera.

         Outlook -- The Company's future will be influenced by numerous factors including market and structural conditions in the record recording industry, increases in expenses associated with sales growth, market acceptance of the Company's products (particularly, the Single-Use Caption Camera), the capacity of the Company to develop and manage the introduction of new reissues of recording classics as well as new products, competition, and the ability of the Company to control costs. Management is confident of the Company's future prospects. Management believes that the factors which were responsible for the net losses for the Company's calendar years ended December 31, 1996, and 1997, will not be repeated. Management has implemented plans which hopefully will result in the Company returning to profitability for its calendar year ending December 31, 1998. There can be, however, no assurance that revenue growth and profitability will be achieved or sustained, that the Company will be able to develop sufficient cash flow and obtain adequate financial resources to enable it to sustain its operations, or that profitability on a quarterly or annual basis will occur in the future.

         Results of Operations -- Twelve Months Ended December 31, 1997 compared to Twelve Months Ended December 31, 1996.

         Revenues -- Revenues for the twelve months ended December 30, 1997 ("Calendar 1997") were $4,428,142 versus $4,665,576 for the twelve months ended December 30, 1996 ("Calendar 1996"). Revenues for Calendar 1997 from music recordings / master tapes and the Single-Use Caption Camera were $3,720,404 and $636,347, respectively. There were only nominal sales of the Camera during Calendar 1996. Revenues for Calendar 1996 from music recordings / master tapes were $4,418,193. Sales for Calendar 1997 from Romance Alive were $26,391 and compared to $175,405 for 1996. Sales of compact discs were down for Calendar 1997 from Calendar 1996 by approximately 15% due primarily to the bankruptcy of Passport Music and the return of the inventory of compact discs from both terminated agreements with distributors and from Passport Music.

         Based on Management's forecasts, sales of its Single-Use Caption Camera are anticipated to become a significant portion of the Company's revenues for 1998 and surpass revenues generated by its compact disc product line beyond 1998. For calendar year ending December 31, 1998, management is forecasting that revenues generated from the sales of the Camera to be approximately $3,000,000, with most of the sales occurring during the last six months of 1998.

         Cost of Sales -- Cost of Sales for Calendar 1997 and Calendar 1996 were $2,811,367 and $2,184,121, respectively. Royalties for Calendar 1997 were $601,159 compared to $908,748 for Calendar 1996. The increase in the cost of sales for Calendar 1997 verses Calendar 1996 of $627,246, representing an increase of 29%, resulted in a decrease in the gross profit margin to 23% for Calendar 1997 verses 34% for Calendar 1996. The increase in the cost of sales is primarily attributed to the high costs of achieving the production runs of the Single-Use Caption Camera. The Single-Use Caption Camera had little impact on the cost of sales during the Calendar 1996. As sales of the Camera increase during 1998, and for future years, management plans to subcontract field sales, distribution, billing and collection. Subcontracting such services is the same practice that the Company follows for compact discs. As the market develops, management is forecasting that gross profit margins for the Single-Use Caption Camera will range from 30% to 40%.

         Selling, Administrative, and Other Operating Expenses -- Selling, Administrative, and operating expenses of operations for Calendar 1997 were $2,453,927 versus $2,204,054 for Calendar 1996. The 11% increase is attributable to the overhead associated with operating the facility in Salem, North Carolina in which Photo Dimensions, Inc., the Company's wholly owned subsidiary, was housed. Overhead was incurred for most of Calendar 1997 whereas the overhead was incurred for less than six months for Calendar 1996. During December 1997, the North Carolina facility was closed and expenses were incurred to move the facility to the Company's Chatsworth, California location. More significantly, the adverse effects to the Company of the Chapter 11 bankruptcy of Passport Music Distributors, Inc., resulted in total charges of approximately
$635,000 being taken by the Company during Calendar 1997.

         Other Income (Expenses) -- Other income of $70,000 received during Calendar 1997 represents a legal settlement relating to a discontinued distribution agreement. Interest expense increased to $94,253 for Calendar 1997 from $39,896 for Calendar 1996 due to increased borrowings by the Company.

         Liquidity and Capital Resources -- At the end of Calendar 1997, the Company had negative working capital of $913,942 compared to negative working capital of $512,000 at the end of Calendar 1996. The selling of shares of the Company's common stock during Calendar 1997 in private placements raised a net amount of $989,200 and was an important source of capital to fund the operating losses of Calendar 1997 which drained capital from the Company. During 1998, the Company received $630,000 from certain individuals, most of whom are directors of the Company, as loans pursuant to certain commitment agreements entered into between the individuals and the Company. Under the agreements the loans are to converted into equity during 1998. The loan proceeds were used as working capital and to fund net losses incurred by the Company for its calendar quarter ended March 31, 1998.

         The Company's line of credit with Merrill Lynch Business Financial Services, Inc. matures on June 30, 1998. Also, $150,000 of long-term debt is maturing during the calendar year ending December 31, 1998. The Merrill Lynch line of credit is a revolving line which matures each June 30th. The renewal of the line of credit is important to the Company. Although Merrill Lynch has agreed to renew the line of credit for each of the last five years, Merrill Lynch has not begun the process of determining whether to renew the line of credit. Management does not know at this time whether Merrill Lynch will agree to renew the line of credit.

         Management anticipates returning to profitability for its calendar year ending December 31, 1998. If this assumption proves correct, then the strain on the Company's liquidity will be partially alleviated. However, in the shore-run, management anticipates the need to raise capital to satisfy its working capital needs. Management has been active in pursuing additional financing. There can be no assurances that additional financing will be available in sufficient and timely amounts.


CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements contained under the "Management's Discussion and Analysis of Financial Condition and Results of Operations" heading, and elsewhere in this report, such as statements concerning the Company's ability to increase revenues and net income, the continued growth of the market for disposable cameras, the acceptance of the Company's Single-Use Caption Camera by the market, and other statements contained herein regarding matters that are not historical facts, are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). Because such forward-looking statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward- looking statements. All statements which address operating performance, events or development that management expects or anticipates to occur in the future, including statements relating to sales and earnings growth or statements expressing general optimism about future operating results, are forward-looking statements. The forward looking statements are based on managements current views and assumptions regarding future events and operating performance. Many factors could cause actual results to differ materially from estimates contained in management's forward-looking statements.

ITEM 7.           FINANCIAL STATEMENTS

         The financial statements and supplementary data are included under Item 13(a)(1) and (2) of this Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Effective February 17, 1997, the Company discontinued the services of Winter, Scheifley & Associates, P.C., the Company's independent auditors. The Company and Winter, Scheifley & Associates, P.C., did not have any disagreements regarding the calendar year ended December 31, 1995, the only calendar year audited by the firm, or any subsequent interim period with respect to matters of accounting principles or practices, financial statement disclosure or auditing scope, or procedure which, if not resolved to the firm's satisfaction, would have caused it to make reference to the subject matter of such disagreement in the firm's reports. In connection with the termination of such relationship, the Company decided to engage Hurley & Company, Certified Public Accountants, as the Company's accountants to audit the Company's financial statements for the calendar years ended December 31, 1996 and December 31, 1997. The Company's board of directors approved the change of accounting firms.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE UNDER SECTION 16(a) OF THE EXCHANGE ACT

         The following table sets forth the names, ages and positions with the Company of the executive officers and directors of the Company. The six directors have been nominated for election at the Company's annual meeting of stockholders scheduled on May 26, 1998 and to serve for one year or until their successors are elected and qualify. Officers are elected by the Board of Directors and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board.


         Name                         Age          Position
         ----                         ---          --------

Marshall Blonstein                    53           President, Chief Executive
                                                   Officer, Chief Financial
                                                   Officer, Director

Samuel J. Passamano, Jr.              42           Senior Vice President,
                                                   General Manager, Director

Martin M. Cooper                      56           Chairman, Director, Interim
                                                   Chief Operating Officer

Leonard Hecht                         61           Director

Carl LoBue                            52           Director

Robert L. Siner                       56           Director

         Mr. Blonstein and Mr. Passamano devote their full time to the business of the Company. At the present time, no other person, other than those listed above, have been chosen or nominated to become a director of the Company. During April 1998, Mr. Dan Montano resigned as a director of the Company, a position which he held since August 1997.

         Marshall Blonstein -- Mr. Blonstein was a co-founder of the Company. He has been President, Chief Executive Officer and a Director since the 1987 acquisition by the Company of Dunhill Compact Classics, Inc., and since December 1989, Chief Financial Officer of the Company. He has been involved in the music industry since 1965. Between 1981 and 1986, Mr. Blonstein was President of Morada Records, Inc., headquartered in Nashville, Tennessee, which he founded. He also served as President of Island Records, headquartered in New York, New York, in its Los Angeles, California office, between 1979 and 1981, and was Co-founder and General Manager of Ode Records, Los Angeles, California from 1970 through 1979. He is a member of the National Association of Recording Merchandisers.

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

         Martin M. Cooper -- Mr. Cooper has been Chairman and a Director of the Company since August 1997. Mr. Cooper is President of Cooper Communications, Inc., which he founded in 1982. The firm provides management and marketing services to corporate, governmental, and non-profit clients. Many of the firm's corporate clients are Fortune 500 companies. Prior to forming his own firm, Mr. Cooper was Senior Vice President of Marketing and Communications for Playboy Enterprises, Inc. From 1971 to 1979, Mr. Cooper was Senior Vice President of Harshe-Rotman & Druck Public Relations, Inc. From 1968 to 1979, he was director of Marketing for Universal Studios' Recreation Division. From 1963 to 1968, Mr. Cooper was Disneyland's Advertising and Promotion manager. Mr. Cooper teaches marketing, management, and public relations courses at UCLA.


         Leonard Hecht -- Mr. Hecht has been a Director of the Company since August 1997. Mr. Hecht has been a director of Osicon Technologies, Inc. since June 1996. He has been President of Chrysalis Capital Group which he founded in 1994. The firm is an investment banking company specializing in mergers, acquisitions, and financings. From 1987 to 1993, Mr. Hecht was Managing Director of the Investment Banking Group and head of the Technology Assessment Group of Houlihan, Lokey, Howard & Zukin, a financial advisory firm. From 1984 to 1987, Mr. Hecht was the Vice Chairman of the Board and Chief Executive Officer of Quantech Electronics Corp., a diversified publicly-held electronics company. Prior to joining Quantech, Mr. Hecht was a founding principal of Xerox Development Corporation, a wholly-owned subsidiary of the Xerox Corporation. Xerox Development Corporation was active in strategic planning, mergers and acquisitions, divestitures, licensing, joint ventures and venture investing for the Xerox Corporation.

         Carl A. LoBue -- Mr. LoBue has been a Director of the Company since August 1997. Mr. LoBue is Chairman of the Board of Directors of LoBue Associates, Inc.,which he founded in 1981. The firm provides consulting services to the financial services industry. From 1979 to 1981, he was a senior Vice President of Crocker National Bank from 1970 to 1979, Mr. LoBue was a Vice President of Citibank, N.A. Mr. LoBue's banking experience includes the management of up to 800 staff personnel in the departments of marketing, sales, credit, operations, systems and client management.

ITEM 10.          EXECUTIVE COMPENSATION

Cash Compensation

         Cash Compensation -- Total cash compensation paid to all executive officers as a group for services provided to the Company in all capacities during the year ended December 31, 1997 aggregated approximately $165,000. Set forth below is summary compensation table in the tabular format specified in the applicable rules of the Commission. As indicated, no officer of the Company or any of its subsidiaries, except for Marshall Blonstein, received total salary and bonus which exceeded $100,000 during the periods reflected.


                           Summary Compensation Table
                   Annual Compensation Long Term Compensation


                                                                                   Awards      Payouts
                                                                                   Other        All
Name and                                                   Annual               Restricted     Other
Principal                                                  Compen-     Stock      Options/       LTIP      Compen-
Position                  Period     Salary      Bonus     sation*    Award(s)    SARs(#)      Payouts     sation
---------                 ------    --------     -----     -------   ---------  --------      -------      ------

Marshall Blonstein,        1997     $165,000     -----     $6,300        -         ----          -           ---
CEO                        1996     $165,000    $50,000    $3,000        -        500,000        -         $3,000
                           1995     $150,000     -----     $6,000        -        200,000        -           ---

* Personal use of Company vehicle

         Employment Contract -- On February 1, 1996, the Company entered into a four-year Agreement with Mr. Marshall Blonstein which provides for an annual base salary of $170,000, a separate cash bonus at the time of signing of $50,000 and the use of a Company vehicle valued at $6,120 per year. Mr. Blonstein is also entitled to receive standard health benefits and term life insurance coverage in the amount of $250,000 payable to the beneficiaries of Mr. Blonstein. In the event of the death of Mr. Blonstein during the term of this employment agreement, Mr. Blonstein's spouse will be entitled to receive his salary for a period of eighteen months. Mr. Blonstein is also entitled to certain payments from the Company in the event that a change of control of the Company occurs without the approval of the Board of Directors, and Mr. Blonstein is entitled to receive a security interest in the assets of the Company in order to secure any payments due to Mr. Blonstein in the event of any default under the terms of the agreement following a change in control.

         Options / SAR Grants in Last Fiscal Year -- The Company did not grant any stock options nor stock appreciation rights to any of its executives during 1997. During 1997, 75,000 stock options were issued to independent consultants at an exercise price of $1.00 per share to expire on April 1, 2000.

              Aggregated Option/SAR Exercises in Last Fiscal Year
                          and FY-End Option/SAR Values

                                                                        Value of
                                                       Number of       Unexercised
                                                       Unexercised     In-the-Money
                                                       Option/SARs     Option/SARs
                         Shares                        at FY-End (#)   at FY-End
                         Acquired on      Value        Exercisable/    Exercisable/
    Name                 Exercise (#)     Realized     Unexercisable   Unexercisable

Marshall Blonstein           0                0          900,000     $117,250

         Compensation of Directors -- The directors were not compensated for services provided in their capacity as directors to the Company for the fiscal year ended December 31, 1997.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

         The following table sets forth Common Stock ownership as of March 31, 1998 with respect to (i) each person known to the Company to be the beneficial owner of five (5%) percent or more of the Company's outstanding Common Stock,
(ii) each director of the Company and (iii) all executive officers and directors of the Company as a group. This information as to beneficial ownership was furnished to the Company by or on behalf of the persons named. Unless otherwise indicated, the business address of each person listed is 903 Jordan Avenue, Suite 105, Chatsworth, California 91311. Information with respect to the percent of class is based on 8,927,725 shares of the Company's Common Stock issued and outstanding as of April 9, 1998.

                                                 Shares            Percent
         Name                           Beneficially Owned(1)      of Class

Marshall Blonstein(2)                          3,137,835            31.9%
All Officers and
Directors as a Group
(6 persons)................                    3,387,835            34.5%


(1) Except as otherwise indicated in the footnote (2) and (3) below, each shareholder has sole power to vote and dispose of all the shares of Common Stock listed opposite his name.

(2) Includes 900,000 shares of Common Stock issuable upon exercise of certain options by Mr. Blonstein.

(3) Includes 900,000 shares and 50,000 shares of Common Stock issuable upon exercise of certain options by Mr. Blonstein and Mr. Passamano, respectively.

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

         During December 1997, the Company entered into a consulting contract with Cooper Communications, Inc. ("CCI"). CCI is owned by Martin Cooper who is a director of the Company. Under the contract CCI is to provide management and marketing consulting services to the Company for a period of six months commencing January 1, 1998. The consulting fee is $7,000 each month for a total of $42,000 for the six month term of the contract.

         During January 1997, the Company entered into a contract with C&K Capital Corporation ("C&K"). Under the contract, C&K's affiliate, C.K. Cooper & Company ("C.K."), acted as managing dealer of a private placement made by the Company during 1997. Dan Montano, who was a director of the Company, is an officer of C&K and C.K. Pursuant to the private placement, the Company sold 1,970,000 shares of Common Stock at $.050 a share during 1997 to accredited investors (as such term is defined in Rule 501 promulgated under the Securities
Act). As compensation for serving as managing agent, C&K received ten percent of the funds raised, and the Company agreed to issue 97,000 warrants to C&K which equaled ten percent of the amount raised. The warrants have a three-year conversion period during which each warrant can be converted into one share of Common Stock at $0.50 a share.

         1995 Stock Option Plan -- The 1995 Stock Option Plan (the "1995 Plan") provides for the grant of options ("Options") to acquire the Company's Common Stock. The Board of Directors, or the Compensation Committee, of the Company is authorized to issue Options which meet the requirements of Section 422 of the Internal Revenue Code, as amended (the "Code"), and are known as incentive stock options ("ISOs"), Options which are not ISOs ("NSOs") and ISOs or NSOs which upon exercise have a provision that new Options are issued ("Reload Options"). The aggregate number of shares of Common Stock which may be purchased pursuant to the exercise of Options under the 1995 Plan is 5,000,000. If any change is made to the Common Stock subject to the 1995 Plan (on account of stock dividends, recapitalization resulting in stock split-ups, or combinations or exchanges of shares of Common Stock, or otherwise), the 1995 Plan provides that appropriate adjustments will be made as to the maximum number of shares subject to the 1995 Plan and the number of shares and exercise price per share of Common Stock subject to the outstanding Options. There are currently outstanding Options to acquire 1,300,000 shares of Common Stock under the 1995 Plan.

         The Company believes that the 1995 Plan represents an important factor in attracting and retaining executives and other key employees, as well as consultants. ISOs may be granted only to individuals who have been employed by the Company, or subsidiary, for a continuous period of at least sixty days. NSOs may be granted to such employees, any director of the Company, or subsidiary, or any consultant of the Company or subsidiary.

ITEM 13.          EXHIBITS, LIST AND REPORTS ON FORM 8-K

         (a)(1) and (2) Financial Statements and Schedules

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

         (b) Reports on Form 8-K

         The Company filed Form 8-K/A report dated February 17, 1997 (item 8).

         (c) Exhibits  (Index)

         The following Exhibits are incorporated by reference or included in this report:

Number          Description of Document
------          -----------------------

3.1             Articles of Incorporation(1)

3.2             Articles of Correction dated September 8, 1987(1)

3.2.1           Amendment to Articles of Incorporation filed August 10, 1989(2)

3.2.2           Amendment to Articles of Incorporation dated February 13, 1991

3.2.3           Amendment to Articles of Incorporation dated December 10, 1996

3.2.4           Amendment to Articles of Incorporation dated April 17, 1997

3.2.5           Amendment to Articles of Incorporation dated September 18, 1997

3.3             Bylaws(3)

10.1            Employment Agreement - dated February 1, 1996 with Marshall
                Blonstein (4)

10.2            Agreement with Passport Music (4)

10.3            Lease for Chatsworth, California (5)

10.4 Line of Credit documents with Merrill Lynch Business Financial Services, Inc. (5)

10.5            Partnership Agreement with Romance Alive Audio, Inc.(4)

10.6 $250,000 Term Loan Documents with Merrill Lynch Business Financial Services, Inc. (5)

10.7            Stock Purchase Agreements

10.8            Registration Agreement

10.9            Distribution North American Agreement, dated June 4, 1997

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

(3) Incorporated by reference to the Exhibits to the Company's Form 8-K, January 11, 1993 as filed with the Securities and Exchange Commission.

(4) Filed with the Annual Report on Form 10-KSB for the year ended December 31, 1996, as filed with the Securities and Exchange Commission.

(5) Filed with Annual Report on Form 10-KSB for the year ended December 31, 1995, as filed with the Securities and Exchange Commission.
-------------------------------------------------------------------

No annual report or proxy material; covering the Registrant's last fiscal year has been sent to security holders. Copies of any such report or proxy materials furnished to security holder subsequent to the filing of the annual report of this form shall be furnished to the Commission when it is sent to security holders.

                                   SIGNATURE


         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 18th day of May, 1998.

                               DCC COMPACT CLASSICS, INC.



                               By: /s/Marshall Blonstein
                                  ------------------------------
                                    Marshall Blonstein
                                    Director, Chief Executive
                                    Officer, and Chief
                                    Financial Officer

         In accordance with the Exchange, this Report has been signed below by the following person on behalf of the Registrant, and in the capacities and on the date indicated.

Signature


/s/Marshall Blonstein                     Director, President and                   May 18, 1998
--------------------------                Principal Executive, Financial
Marshall Blonstein                        and Accounting Officer


/s/Samuel J. Passamano,Jr.                Senior Vice President,                    May 18, 1998
--------------------------                General Manager, and
Samuel J. Passamano, Jr.                  Director


/s/Martin M. Cooper                       Chairman of the Board,                    May 18, 1998
--------------------------                Director, and Interim
Martin M. Cooper                          Chief Operating Officer


/s/Carl A. LoBue                          Director                                  May 18, 1998
--------------------------
Carl A. LoBue

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

         Consolidated Balance Sheet                             F 3-4

         Consolidated Statements of Operations                  F-5

         Consolidated Statement of Changes in
          Stockholders' Equity                                  F-6

         Consolidated Statements of Cash Flows                  F 7-8

         Notes to Consolidated Financial Statements             F 9-20

DCC COMPACT CLASSICS, INC.
AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 1997 and 1996

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of DCC Compact Classics, Inc and Subsidiaries.

I have audited the accompanying consolidated balance sheets of DCC Compact Classics, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of DCC Compact Classics, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered losses in the development of its Photo Dimensions subsidiary and has a working capital deficit that raise substantial doubt about its ability to continue as a going concern unless additional capital is obtained or operational profitability is achieved. Management's plans to raise capital and achieve profitability are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Hurley & Company
Granada Hills, CA
March 20, 1998

                  DCC COMPACT CLASSICS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           December 31, 1997 and 1996

                                                    1997               1996
                                                 --------------   --------------
ASSETS

CURRENT ASSETS:
         Cash and cash equivalents               $    98,320     $   155,222
         Accounts receivable, net
           of bad debt and return
           allowances of $380,670
           and $233,061, respectively              1,254,343           915,215
         Notes receivable                            125,000           125,000
         Officer receivable                           15,000               -
         Inventories                               1,342,253         1,063,563
         Advance royalties                           258,453           218,663
         Prepaid expenses                             53,435               -
         Income taxes receivable                      51,363            80,000
                                               -------------      ------------
              Total current assets                 3,198,167         2,557,663
                                               -------------      ------------
PROPERTY AND EQUIPMENT
         Furniture and fixtures                       31,957            39,033
         Machinery and equipment                     805,770           650,540
         Leasehold improvements                       15,928            16,935
                                               -------------      ------------
                                                     853,655           706,508
         Less accumulated depreciation
               and amortization                      225,616           117,151
                                               -------------      ------------
                                                     628,039           589,357
                                               -------------      ------------
OTHER ASSETS
         Deferred income taxes                        46,864            46,864
         Mastering costs, net                        686,259           650,761
         Intangibles, net                            241,713           270,151
         Other                                        51,521            52,762
                                               -------------      ------------
                                                   1,026,357         1,020,538
                                               -------------      ------------
         Total assets                             $4,852,563        $4,167,558
                                               =============      ============

  The accompanying notes are an integral part of these financial statements.

                  DCC COMPACT CLASSICS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           December 31, 1997 and 1996

                                                      1997           1996
                                                --------------   ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
         Line of credit                        $    770,202       $    710,025
         Accounts payable                         1,082,205            472,087
         Royalties payable                        2,110,475          1,731,134
         Other accrued expenses                      37,661              3,358
         Deferred revenue                               -               78,485
         Current portion of long-term debt          150,000             75,000
                                              -------------      -------------
              Total current liabilities           4,150,543          3,070,089
                                              -------------      -------------

LONG-TERM DEBT, net of current portion              191,250             75,000
                                              -------------      -------------
              Total liabilities                   4,341,793          3,145,089
                                              -------------      -------------

COMMITMENTS AND CONTINGENCIES                        -                   -

STOCKHOLDERS' EQUITY
         Common stock, par value $.005
          per share; authorized 10,000,000
          shares, issued and outstanding
          8,927,725 and 6,746,725 shares             44,639             33,734
         Additional paid-in capital               2,105,617          1,094,322
         Accumulated deficit                     (1,639,486)          (105,587)
                                              -------------      -------------
              Total stockholders' equity            510,770          1,022,469
                                              -------------      -------------
              Total liabilities and
                stockholders' equity             $4,852,563       $  4,167,558
                                              =============      =============


  The accompanying notes are an integral part of these financial statements.
                  DCC COMPACT CLASSICS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  For the Years Ended December 31, 1997, 1996
                                    and 1995

                                                 1997            1996             1995
                                             -----------      -----------     ----------
Net Sales                                    $ 4,428,142       $4,665,576     $4,200,596
Cost of sales                                 (2,811,367)      (2,184,121)    (1,730,639)
Royalties                                       (601,159)        (908,748)      (921,780)
                                             -----------       ----------     ----------
     Gross profit                              1,015,616        1,572,707      1,548,177

Selling, administrative
 and other operating
 expenses                                      2,453,927        2,204,054      1,405,848
                                             -----------       ----------     ----------
     Operating
      income (loss)                           (1,438,311)        (631,347)       142,329

Other income (expense)
  Interest income                                    642           10,274         41,316
  Interest expense                               (94,253)         (39,896)       (34,488)
  Other income                                    70,000            2,504           -
  Loss on disposal of assets                     (37,313)            -              -
                                             -----------       ----------     ----------
     Income (loss) before
      income tax provision                    (1,499,235)        (658,465)       149,157
Income tax
 provision (benefit)                              34,664          (80,001)        49,900
                                             -----------       ----------     ----------
     Net income (loss)                       $(1,533,899)      $ (578,464)    $   99,257
                                             ===========       ==========     ==========

Earnings (loss)
 per share-basic                             $      (.19)      $     (.09)    $      .02
                                             ===========       ==========     ==========
Weighted-average number of
 shares outstanding-basic                      7,954,318        6,188,614      4,960,506
                                             ===========       ==========     ==========
Earnings (loss)
 per share-diluted                           $      (.19)      $     (.09)    $      .02
                                             ===========       ==========     ==========
Weighted-average number of
 shares outstanding-diluted                    7,954,318        6,188,614      6,498,374
                                             ===========       ==========     ==========

  The accompanying notes are an integral part of these financial statements.

                  DCC COMPACT CLASSICS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
             For the Years Ended December 31, 1997, 1996, and 1995

                                                                              Retained
                                                               Additional     Earnings
                                  Common          Stock         Paid-in       Treasury      (Accumulated
                                  Shares          Amount        Capital         Stock          Deficit)            Total
                               ------------     ---------      ----------     ---------     ------------       ----------
Balance 1/1/95                  4,960,506        $ 24,803      $  623,397     $ (22,550)    $    373,620       $  999,270
Net income                                                                                        99,257           99,257
                               ------------     ---------      ----------     ---------     ------------       ----------
Balance 12/31/95                4,960,506          24,803         623,397       (22,550)         472,877        1,098,527

Issuance of stock to purchase
  Subsidiary company              300,000           1,500         324,900          -               -              326,400
Stock options exercised         1,449,999           7,250         153,000          -               -              160,250
Additional shares sold              1,220               6            -             -               -                    6
Shares issued for
  services                         35,000             175          15,575          -              15,750
Retirement of treasury
  stock                             -             (22,550)         22,550          -               -
Net loss                                                                           -            (578,464)        (578,464)
                               ------------     ---------      ----------     ---------     ------------       ----------
Balance 12/31/96                6,746,725       $  33,734      $1,094,322     $    -            (105,587)      $1,022,469

Additional shares sold          2,131,000          10,655       1,070,345          -             -              1,081,000
Shares issued for
  services                         50,000             250          32,750          -              33,000
Private placement fees               -               -            (91,800)         -             -                (91,800)
Net loss                                                             -       (1,533,899)      (1,533,899)
                               ------------     ---------      ----------     ---------     -----------        ----------
Balance 12/31/97                9,127,725       $  44,639      $2,105,617     $    -        $ (1,639,486)      $  510,770
                               ============     =========      ==========     =========     ============       ==========

The accompanying notes are an integral part of these financial statements.

                  DCC COMPACT CLASSICS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 1997, 1996 and 1995

                                                                    1997          1996            1995
                                                              -------------   ------------    ----------
Cash flows from operating activities:
     Net income (loss)                                         $(1,533,899)   $ (578,464)      $  99,257
                                                              ------------   ------------     ----------
Adjustments to reconcile net income (loss) to
 net cash used in operating
 activities:
  Non-cash items included in net income (loss):
    Depreciation and amortization                                 144,898       347,869         217,585
    Loss on disposal of assets                                     37,313             -             -
    Deferred income taxes                                            -          (13,764)            -
  Changes in:
    Receivables                                                  (339,128)      525,241        (432,820)
    Inventories                                                  (278,690)     (110,762)        101,134
    Employee receivable                                           (15,000)          -               -
    Royalty advances                                              (39,790)      (55,075)        133,573
    Prepaid expenses                                              (53,435)           -              -
    Other                                                           1,241        96,336         (28,273)
    Accounts payable and
     accrued expenses                                             659,408         9,172        (447,917)
    Royalties payable                                             379,341      (226,108)        198,868
    Deferred revenue                                              (78,485)       78,485             -
    Income taxes                                                   28,637      (176,001)         49,900
                                                              ------------   ------------    ----------
       Total adjustments                                          446,310       475,393        (207,950)

Net cash used in
 operating activities                                          (1,087,589)     (103,071)       (108,693)
                                                              ------------   ------------    ----------

Cash flows from investing activities:
  Capital expenditures                                           (192,945)     (416,269)        (17,211)
  Proceeds from sale of
   master tapes                                                       -             -           150,000
  Proceeds from sale of assets                                        490           -               -
  Marketable securities                                               -         400,000        (400,000)
  Mastering costs                                                 (35,498)     (359,121)       (294,496)
                                                              ------------   ------------    ----------
Net cash used in
 investing activities                                            (227,953)     (375,390)       (561,707)
                                                              ------------   ------------    ----------

The accompanying notes are an integral part of these financial statements.

                  DCC COMPACT CLASSICS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 1997, 1996 and 1995


                                                                  1997              1996            1995
                                                              ------------      ------------     ----------
Cash flows from financing activities:
  Borrowings-line of credit                                    $ 1,120,190        $  685,314      $   1,274
  Payments on line of credit                                    (1,075,000)         (293,463)           -
  Additional long term debt                                        250,000           250,000            -
  Repayments on long term debt                                     (58,750)         (250,000)           -
  Issuance of common stock                                       1,114,000           110,006            -
  Private placement fees                                           (91,800)             -               -
                                                              -------------     ------------     ----------
Net cash provided by
 financing activities                                            1,258,640           501,857          1,274
                                                              -------------     ------------     ----------
Net increase (decrease) in
 cash and cash equivalents                                         (56,902)           23,396       (669,126)

Cash and cash equivalents
 at beginning of year                                              155,222           131,826        800,952
                                                              ------------      ------------     ----------
Cash and cash equivalents
 at end of year                                                $    98,320        $  155,222      $ 131,826
                                                              ============      ============     ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Income taxes paid                                              $    34,664        $   49,555      $     -
                                                              ============      ============     ==========

Interest paid                                                  $    88,862        $   33,896      $  33,488
                                                              ============      ============     ==========

Non-Cash Transactions

Issuance of common stock ($326,400
 and debt $150,000) in exchange
 for property and equipment
 ($192,030) and goodwill  ($284,370)                           $      -           $  476,400      $    -
                                                              ============      ============     ==========

Common stock issued to officer
 in exchange for liability                                     $       -          $   66,000      $    -
                                                              ============      ============     ==========


The accompanying notes are an integral part of these financial statements.

                  DCC COMPACT CLASSICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1997


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Consolidated Basis

         The consolidated financial statements of "the Company" include the accounts of DCC Compact Classics, Inc., "DCC", its wholly owned subsidiary, Photo Dimensions, Inc. "PDI", and its 70% owned partnership, Romance Alive Audio "RAA". All material intercompany accounts and transactions have been eliminated in consolidation.

         Use of estimates

         The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

         In addition, the Company records liabilities for license and royalty fees based upon contractual obligations. These calculations are subject to review by independent agencies. Should changes to the calculations be made by these agencies, final settlement of the obligations is recorded in the Company's operations in the year in which the review is completed. Also, should the results of a review produce amounts greater than those recorded by the Company, there may be a negative impact on the Company's consolidated financial statements.

         Fair value of financial instruments

         Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", requires that the Company disclose estimated fair values for its financial instruments. The following summary presents a description of the methodologies and assumptions used to determine such amounts.

         Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument; they are subjective in nature and involve uncertainties, matters of judgement and, therefore, cannot be determined with precision. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular instrument. Changes in assumptions could significantly affect the estimates.

         Since the fair value is estimated at December 31, 1997, the amounts that will actually be realized or paid at settlement of the instruments could be significantly different.

         The carrying amount of cash and cash equivalents is assumed to be the fair value because of the liquidity of these instruments. Accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these instruments. The recorded balance of notes payable are assumed to be the fair value since the rates specified in the notes approximate current market rates.

                  DCC COMPACT CLASSICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1997


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         Cash and cash equivalents

         Cash and cash equivalents consist of cash on hand and on deposit and highly liquid debt instruments with original maturities of 90 days or less. Substantially all funds are on deposit with one financial institution.

         Inventories

         Inventories are stated at the lower of cost, on a first-in first-out basis, or market and consist of the following at December 31, 1997 and 1996:

                                                       1997           1996
                                                 -------------    -----------
         Raw materials-music                     $    566,307     $  206,353
         Raw materials-romance audio                                  35,130
         Raw materials-single use camera                              30,632
         Finished goods-music                        689,168
         Finished goods-romance audio                  36,068        857,210
         Finished goods-single use camera                              14,948
         Reserve for obsolescence-music                               (30,000)
                                                 -------------   ------------
                  Total                          $  1,342,253     $1,063,563
                                                 ============    ===========

         Property and Equipment

         Property and equipment are stated at cost. Depreciation is computed on property and equipment using the straight-line method over the expected useful lives of the assets which are generally 5 years. Amortization of leasehold improvements is computed over the expected useful life of the improvements of 5 years using the straight-line method.

         Goodwill

         Goodwill of $284,370, connected with the purchase of Photo Dimensions, Inc., is being amortized over 10 years on a straight-line basis. Accumulated amortization of goodwill was $42,657 and $14,219 as of December 31, 1997 and 1996, respectively.

         Mastering costs

         Costs incurred for mastering, including artwork and recording costs, are capitalized and charged to expense on a straight-line basis over the estimated period of benefit of 4 years. Mastering costs consist of the following at December 31, 1997 and 1996:

                  DCC COMPACT CLASSICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1997


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


                                                        1997           1996
                                                    ------------    -----------
         Mastering costs                            $1,488,638       $1,144,314
         Accumulated amortization                     (802,379)        (493,553)
                                                    --------------  -----------
                  Total                             $  686,259       $  650,761
                                                    ==========      ===========


         Revenue recognition

         Sales revenue is recorded when music recordings are shipped to distributors and/or retail customers. As a licensor of master tapes, the Company also recognizes revenue upon the signing of license agreements under fixed-fee, noncancellable contracts, whenever rights have been delivered to the licensee, who is free to exercise them and no remaining significant obligations to furnish music or records exist and the collectibility of the full fee is reasonably assured. When a minimum guarantee is paid in advance by a licensee, the Company reports such a minimum guarantee as a liability initially and recognizes the guarantee (i.e., recoupable advance) as the license fee is earned under the agreement. When the amount of the licensee fee earned cannot otherwise be determined, the guarantee is recognized as revenue equally over the remaining performance period, which is generally the period covered by the license agreement. The above policies are in accordance with SFAS No. 50, pertaining to financial accounting and reporting in the "Record and Music Industry".

         Advertising and promotional costs

         Advertising and promotional costs are expensed as incurred. Advertising and promotional expenses were $210,928 and $224,262 in 1997 and 1996, respectively.

         Earnings (loss) per share

         Earnings (loss) per share is calculated based upon the weighted average number of common shares outstanding for the year. No effect has been given to options outstanding as the effect of the exercise of these options would be anti-dilutive.

         Reclassifications

         Certain prior year amounts in the accompanying financial statements have been reclassified to conform to the current year's presentation.

                  DCC COMPACT CLASSICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1997

NOTE 2.  BASIS OF PRESENTATION

         During the two years ended December 31, 1997 and 1996, the Company's operations were negatively impacted by expenses incurred to bring Photo Dimensions to full operations, increased costs associated with music recordings, by the large amounts of sales returns due to the change of the Company's main distributor from Navarre to Passport Music, and the subsequent bankruptcy of Passport Music (see note 13). Management's plans to return to profitability are two-fold. First, Photo Dimensions has been moved into the Chatsworth, California location, so that management is closer to production and can work to fulfill sales commitments that previously could not be filled timely. Management expects that the Photo Dimensions subsidiary will be able to generate working capital in 1998 after reaching higher levels of sales. Also, management expects camera production costs will be lower per unit since production has been brought in house.

         Secondly, management believes that the large amount of sales returns received in 1997 and 1996 will not be repeated. Also, management is expecting a larger percentage of sales of gold and vinyl products, traditionally higher margin items. Music sales are projected to be at historical levels.

         Management has obtained some additional financing subsequent to year-end and is expecting to raise more capital to meet its short-term working capital requirements.

         It is not possible to predict the success of management's subsequent efforts to achieve profitability and raise capital. If management is unable to achieve its goals, the Company may find it necessary to undertake actions as may be appropriate to continue operations and meet its commitments.

         The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of the recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 3.  ACCOUNTS RECEIVABLE

         Accounts receivable consists of the following at December 31, 1997 and 1996:

                                                    1997            1996
                                                -----------    -----------
         Accounts receivable                    $ 1,635,013    $ 1,148,276
         Allowance for sales returns               (205,000)      (118,000)
         Allowance for doubtful accounts           (175,670)      (115,061)
                                                -----------    -----------
                                                $ 1,254,343    $   915,215
                                                ===========    ===========
NOTE 4.  NOTES RECEIVABLE

         The Company has been awarded damages of $125,000 from a lawsuit judgement in 1994. This award was confirmed by the Supreme Court of the State of New York in the fall of 1996

                 DCC COMPACT CLASSICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1997

NOTE 4. NOTES RECEIVABLE (continued)

         and is currently in the enforcement stage.

         In 1997, the Company loaned a director/officer of the Company $15,000. No repayment terms have been set.

NOTE 5.  LINE OF CREDIT

         The Company has a revolving line of credit for $750,000, and additional unsecured business credit facilities of $35,000, of which $750,000 and $694,137 of the credit line and $20,202 and $15,888 of the business lines had been used at December 31, 1997 and 1996, respectively. The unused portions of the revolving credit line were $0 and $55,863, and the unused portions of the business credit facilities were $14,798 and $19,112 as of December 31, 1997 and 1996, respectively. The revolving line of credit is secured by substantially all the assets of the Company. Interest on the credit line is payable monthly at the rate of 30 day commercial paper plus 2.9%, which equaled 8.75% and 8.8% at December 31, 1997 and 1996, respectively. The line of credit expires June 30, 1998. The interest rates on the unsecured business lines were approximately 15% and 17% at December 31, 1997 and 1996, respectively. Interest expense on the outstanding lines for the years ended December 31, 1997, 1996, and 1995 was $68,748, $30,559, and $33,688
         respectively.

NOTE 6   LONG-TERM DEBT

         Long-term debt at December 31, 1997 and 1996 consisted of the following:

                                                December 31,     December 31,
                                                    1997               1996
                                                ------------    -------------
         Note payable, secured by
         substantially all the assets
         of DCC, payable in monthly
         installments of $4,167.
         Interest accrues at a bank
         reference rate plus 2.9%,
         currently 8.4%.  Matures
         2002.                                 $    216,250     $     -

         Note payable, secured by substantially all the assets of Photo Dimensions, Inc, payable in semi-annual installments of $25,000, plus interest at 8% per annum.
         Matures 1999.                     $    125,000        $   150,000
                                           ------------        -----------
                                                341,250            150,000

                  DCC COMPACT CLASSICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1997


NOTE 6  LONG-TERM DEBT (continued)

         Less current portion                       150,000         75,000
                                                  ---------      ---------
                                                  $ 191,250      $  75,000
                                                  =========      =========

         Current maturities of this debt are as follows:

         Year ended December 31, 1998            $ 150,000
                                 1999               75,000
                                 2000               50,000
                                 2001               50,000
                                 2002               16,250
                                                 ---------
                                                 $ 341,250
                                                 =========

NOTE 7.  RELATED PARTY TRANSACTIONS

         In 1996, the President exercised options for 725,000 shares of common stock at prices ranging from between $0.05 and $0.13 per share (see notes 10 and 11 below). Payment of $66,000 for these shares was made by forgiving the debt owed the officer for previous signing bonuses and for salary increases not paid in prior years.

         The spouse of the Company's president received management fees from Romance Alive Audio during the years ended December 31, 1997, 1996, and 1995 of approximately $26,000, $18,000, and $20,400 respectively.

NOTE 8.  LEASE COMMITMENT

         In May 1995, the Company entered into a 60 month lease for office and warehouse space for $5,521 per month plus a pro rata share of operating expenses. This lease expires on April 30, 2000. The future minimum lease payments over the next three years are as follows:

For the year ended December 31, 1998        $ 66,253
                                1999          66,253
                                2000          22,084
                                            --------
                                            $154,590
                                            ========

NOTE 9.  ACQUISITION OF PHOTO DIMENSIONS

         In June 1996, the Company paid $75,000 in cash, and issued a note for $150,000 (see note 6 above) along with 300,000 shares of common stock in exchange for the assets (predominately equipment used to produce captioned photographs along with goodwill) that had been transferred to a newly formed corporation (Photo Dimensions, Inc.). The transaction was recorded as a business purchase. The issued shares were valued at approximately $1.09, which was the estimated market price at the time of the transaction (discounted by 20% due to the shares being restricted), bringing the total stock portion of the transaction to approximately $326,400. Total assets recorded were $551,400, including $192,030 of property and equipment and $284,370 in goodwill.

NOTE 11. STOCK OPTIONS

         The Company has several outside agreements with certain current directors, former directors, and employees under which options have been granted to purchase the Company's common stock. These outstanding option agreements expire from April 1999 to April 2000. The following summarizes transactions pertaining to these agreements for the years ended December 31, 1997 and 1996:

                                                                  Option price
                                               Shares               per share
                                             ------------         ------------

Options outstanding at 1/1/96                1,900,000            .05 to  .20
   Exercised                                (1,200,000)           .05 to  .13
   Expired                                     (25,000)                   .10
   Granted                                     550,000            .13 to  .50
                                            ----------            -----------
Options outstanding at 12/31/96              1,225,000            .13 to  .50

Options granted in 1997                         75,000                   1.00
                                            ----------            -----------
Options outstanding at 12/31/97              1,300,000            .13 to 1.00
                                            ==========            ===========

Of the 550,000 options granted in 1996, 500,000 were granted to the president of the Company, and 50,000 were granted to a current director/officer.

The Company has elected to continue to account for stock-based compensation under the guidelines of Accounting Principles Board Opinion No. 25; however, additional disclosure as required under the guidelines of SFAS No. 123, "Accounting for Stock-Based Compensation", is included below. Actual stock-based compensation cost charged against income was not material in 1996 and 1995. No options were granted to officers in 1997. If the Company had elected to recognize stock-based compensation expense based on the fair value of granted options at the grant date (as determined under SFAS No. 123), net income (loss) and earnings (loss) per share for the years ended December 31, 1997, 1996 and 1995 would have been as follows:

                  DCC COMPACT CLASSICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1997


NOTE 11.  STOCK OPTIONS (continued)


                                                  1997            1996        1995
                                             ------------     ----------    ----------
         Net income (loss) As reported       $(1,533,899)      $(578,464)    $ 99,257
                  Pro forma                           -         (960,963)    (320,993)

         Earnings (loss)
           per share  As reported                   (.19)      $    (.09)    $    .02
                  Pro forma                          -              (.16)        (.07)

NOTE 11.  CAPITAL STOCK

         The Company issued 50,000 shares for $33,000 and 35,000 shares for $15,750 in 1997 and 1996, respectively, to certain individuals who had performed services for the Company.

         An additional 2,331,000 shares of common stock were issued for $1,081,000 in 1997 in a private placement offering. Fees associated with this offering of $91,800 were charged to additional paid-in capital

         1,449,999 common stock options were exercised during the year ended December 31, 1996 for $160,250 at exercise prices ranging from $0.05 to $0.13 per share, including 725,000 options held by the Company's president (see note 7 and note 10 above).

         The income tax provision (benefit) consisted of the following for the years ended December 31, 1997, 1996 and 1995:

                                            1997          1996         1995
                                        -----------    ---------    ---------
         Federal income tax
         provision(benefit)                $ 33,864    $ (80,801)   $  41,421
         State income tax provision             800          800        8,479
                                        -----------    ---------    ---------
         Total income tax
           provision (benefit)             $ 34,664    $ (80,001)   $  49,900
                                        ===========    =========    =========

                                            1997          1996         1995
                                        -----------    ---------    ---------
         Current                           $ 34,664    $ (66,237)   $  49,900
         Deferred                                -       (13,764)         -
                                        -----------    ---------    ---------
                                           $ 34,664    $ (80,001)   $  49,900
                                        ===========    =========    =========

         The differences between the effective income tax rate and the statutory federal income tax rate were as follows:

                   DCC COMPACT CLASSICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1997


NOTE 11.  CAPITAL STOCK  (continued)


                                               1997            1996           1995
                                             ----------     ----------     ----------
         Federal income tax
          provision (benefit)
          at statutory income
          tax rate                           $ (509,740)    $(202,788)     $  41,421
         State franchise tax
          provision (benefit) net
          of federal income
         tax effect                             (87,471)       (17,776)        8,479
         Rate differential due to
          utilization of federal net
          operating loss  carryback                 -           26,760           -
         Other                                  (54,933)       (13,764)          -
         Overaccrual - prior years                6,808        (22,433)          -
         Valuation allowance                    680,000        150,000           -
                                             ----------     ----------     ---------
         Income tax provision
          (benefit)                          $   34,664      $ (80,001)    $  49,900
                                             ==========     ==========     =========


         Significant components of the Company's deferred tax asset at December
         31, 1997, 1996 and 1995 were:
                                                1997           1996           1995
                                             ----------     ----------     ---------
         Benefit of federal and
          state net operating
          loss carryforward                  $  647,256      $ 113,804     $    -
         Bad debt and returns
          allowance                             163,079         46,864          -
         Royalty reserve                         21,420            -            -
         Accrued officer expense                                   -          33,100
         Other - net                             98,233         36,196          -
         Valuation allowance                   (829,676)      (150,000)         -
                                             ----------     ----------     ---------
         Deferred tax asset                  $   46,864      $  46,864      $ 33,100
                                             ==========     ==========     =========


         The Company incurred federal net operating losses of approximately $1,500,000 and $600,000 for 1997 and 1996, respectively, of which approximately $300,000 of the 1996 loss is being carried back to prior years. Accordingly, an estimated receivable in the amount of $51,000 has been recorded at December 31, 1997 in anticipation of a federal income tax refund. The remaining federal net operating loss carryforward has a tax benefit of approximately $100,000. Timing differences, primarily from allowances for returns and royalties, were approximately $267,000 in 1997 and approximately $50,000 in 1996.

                  DCC COMPACT CLASSICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1997

NOTE 11.  CAPITAL STOCK  (continued)

         Approximately $47,000 has been recorded as a deferred tax benefit. A valuation allowance has been taken against the balance of the tax benefit due to the uncertainty of future realization.

         Federal net operating losses of $300,000 expire in 2011 and approximately $1,500,000 expire in the year 2012. Approximately $275,000 of the California net operating loss carryforward expires in the year 2001, and approximately $60,000 expires in 2002.

NOTE 13. SALES TO MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

         In June 1996, the Company entered into an agreement with Passport Music to be the exclusive distributor for the Company. Passport paid a $750,000 fee, which was recognized over the first four months of sales. The Company terminated its relationship with Navarre and other distributors. As a result, these distributors returned approximately $1,000,000 of products. Passport was expected to account for 70% of the Company's sales. Navarre had represented approximately 60% of the Company's sales prior to termination. In July 1997, Passport filed for protection under Chapter 11 of the Bankruptcy Code. Passport subsequently returned products totaling approximately $472,000. $298,000 of this product was then sold to other distributors. At December 31, 1996 the Company had an outstanding receivable balance from Passport of approximately $358,000, which was collected in 1997 in the form of returns and cash payments.

NOTE 14.  LITIGATION

         In October 1996, the Company was named in a lawsuit filed by PSI Industries, Inc. ("PSI") in Florida. The lawsuit alleges that the Company was in breach of a written-disclosure and confidentiality agreement and misappropriated trade secrets. The allegations by PSI are the result of the Company having purchased the assets of Photo Dimensions, Inc. ("PDI") in 1996, subsequent to PDI filing an application for (and later obtaining) a U.S. patent to produce and market a double exposure camera process. The Company filed a cross-complaint for declaratory relief, unfair competition, slander of title, intentional misrepresentation, and breach of contract. The two lawsuits have been consolidated. The Company's Counsel and Management have reached a tentative agreement with PSI that would not materially affect the Company's financial position.

         In September 1996, the Company filed suit in California against VRG Records, Inc. ("VRG") and others seeking both compensatory and punitive damages arising from the defendants' alleged violation of the Company's exclusive distribution agreement with VRG. The Company estimates its damage claims to be in the

                  DCC COMPACT CLASSICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1997

NOTE 14.  LITIGATION (continued)


         $50,000 to $100,000 range. VRG has filed a cross-complaint against the Company, alleging that the Company has failed to pay amounts owed to VRG under the aforementioned agreement. Both the Company's management and counsel believe that the Company has meritorious claims against VRG and offsets of at least the amount claimed by VRG in its cross-complaint, and that there will be no adverse effect as a result of the suit to the Company's financial condition. The suit is scheduled to go to trial in late April 1998.

         In 1997, the Company was named in a lawsuit filed by Robert Craig and Re-Pac Corporation in the United States District Court in North Carolina. The lawsuit alleges a breach of contract by the Company of a promissory note to Re-Pac, and nonpayment of consulting fees to Robert Craig in connection with the acquisition of the Photo Dimensions subsidiary. The Company's president posted a $250,000 bond on behalf of the Company relating to this lawsuit, pledging his personal shares of the Company's stock. The Company has filed a counter suit alleging misrepresentation by Robert Craig as president of Re-Pac Corporation in the purchase of Photo Dimensions, Inc. and the fraudulent invoicing of rent, employee wages and expenses of Photo Dimensions, Inc. Both cases are in the discovery stage.

NOTE 15.  SUBSEQUENT EVENT

         In 1998, standby letters of intent to purchase stock in the Company were signed by certain members of the Board of Directors. As of May 1998, $630,000 had been received relating to these letters in the form of loans earning 8% interest in lieu of dividends. These loans will be converted to equity at a later date.

NOTE 16.  BUSINESS SEGMENTS

         The principal business of the Company is the selling and licensing of music recordings and master tapes. The Company has two subsidiaries:
         (1) Romance Alive Audio which produces romance novels on audio cassette, and (2) Photo Dimensions, Inc. which produces a single use caption camera.


                                                                     Income (Loss)                                 Depreciation
                                                                     Before Income                     Capital        and
                                                      Sales*         Tax Provision     Assets       Expenditures   Amortization
         Year ended December 31, 1997:
         Music recordings and master tapes          $3,765,404      $    (452,613)    $3,541,385    $    15,413    $   10,090
         Romance audio                                  26,391           (110,460)       181,234            325         2,442
         Single use camera                             636,347           (875,238)     1,129,943        177,207       132,366
                                                    ----------      --------------    ----------    -----------    ----------
                                                    $4,428,142         (1,438,311)    $4,852,562    $   192,945    $  144,898
                                                    ==========      ==============    ==========    ===========    ==========
         Net interest expense (income) and other                           60,924
                                                                    -------------
                                                                      $(1,499,235)
                                                                    =============

         Year ended December 31, 1996:
           Music recordings and master tapes        $4,418,193      $    (356,979)    $3,015,018    $     1,968    $  256,129
           Romance audio                               175,405            (59,668)       277,389         41,632
           Single use camera                                               71,978       (214,700)       875,151        50,108
                                                    ----------      -------------     ----------    -----------    ----------
                                                    $4,665,576           (631,347)    $4,167,558     $  608,299    $  347,869
                                                    ==========      =============     ==========    ===========    ==========
         Net interest expense (income) and other                           27,118
                                                                    -------------
                                                                    $    (658,465)
                                                                    =============
         Year ended December 313, 1995:
           Music recordings and
             master tapes                           $3,859,560      $     150,433     $3,802,718    $    16,308    $  155,737
           Romance audio                                                  341,036         (8,104)       334,650        61,848
                                                    ----------      -------------     ----------    -----------    ----------
                                                    $4,200,596            142,329     $4,137,368    $   217,585
                                                    ==========      =============     ==========    ===========    ==========
         Net interest expense (income) and other                           (6,828)
                                                                    -------------
                                                                    $     149,157
                                                                    =============

         *All sales were made to unaffiliated customers and there were no intersegment sales.