Form 10QSB
period 1998-03-31
DCC COMPACT CLASSICS INC
filed 1998-07-13
CIK 809932

SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C.  20549

                               Form 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 1998 COMMISSION FILE NUMBER 0-21114


                           DCC COMPACT CLASSICS, INC.
--------------------------------------------------------------------------------
             (exact name of registrant as specified in its charter)


             COLORADO                            84-1046186
-------------------------------         --------------------------------
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

                 Yes    X            No
                     --------            --------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of business of May 29, 1998.


Common Stock - $.005 par value                         8,927,725
------------------------------              --------------------------------
           CLASS                               Outstanding at May 29, 1998

                                     PART I

                              FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

                           DCC COMPACT CLASSICS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      March 31, 1998 and December 31, 1997
                                   (UNAUDITED)

                                                   March 31,    December 31,
                                                     1998           1997
                                                  ----------    -----------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                   $   20,497     $   98,320
     Accounts receivable, net of
      bad debt and return
      allowances of $323,400 and
      $380,670 at March 31, 1998 and
      December 31, 1997, respectively             1,412,752      1,254,343
     Notes receivable                               113,694        125,000
     Officer receivable                              11,250         15,000
     Inventories                                  1,370,467      1,342,253
     Advanced royalties                             254,439        258,453
     Prepaid expenses                                10,000         53,435
     Income taxes receivable                         51,363         51,363
                                                 ----------     ----------
             Total current assets                 3,244,462      3,198,167
                                                 ----------     ----------

PROMISSORY NOTES RECEIVABLE, net                    230,000              -

FIXED ASSETS, net                                   604,816        628,039

OTHER ASSETS
     Deferred taxes                                  46,864         46,864
     Mastering costs, net                           657,689        686,259
     Intangibles, net                               234,603        241,713

     Other                                           51,521         51,521
                                                 ----------     ----------
             Total assets                        $5,069,955     $4,852,653
                                                 ==========     ==========


The accompanying notes are an integral part of these financial statements.

                           DCC COMPACT CLASSICS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      March 31, 1998 and December 31, 1997
                                   (UNAUDITED)


                                                      March 31,   December 31,
                                                        1998         1997
                                                     ---------    -----------
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

         Line of credit                              $   702,902   $   770,202
         Accounts payable                              1,006,854     1,082,205
         Royalties payable                             2,192,258     2,110,475
         Other accrued expenses                           14,130        37,661
         Income taxes payable                              1,600             -
         Current portion of long-term debt               153,814       150,000
                                                     -----------   -----------
         Total current liabilities                     4,071,558     4,150,543

LONG-TERM DEBT                                           166,667       191,250

PROMISSORY NOTES PAYABLE                                 335,804             -

DEFERRED COMPENSATION PAYABLE                            240,000             -
                                                     -----------   -----------

     Total liabilities                                 4,814,029     4,341,793
                                                     -----------   -----------

COMMITMENTS AND CONTINGENCIES                                  -             -

STOCKHOLDERS' EQUITY
         Common stock, par value $.005 per
          share; authorized 10,000,000
          shares, issued and outstanding
          8,927,725 shares                                44,639        44,639
         Additional paid-in capital                    2,105,617     2,105,617
         Accumulated deficit                          (1,894,330)   (1,639,486)
                                                     -----------   -----------
          Total stockholders' equity                     255,926       510,770
                                                     -----------   -----------
          Total liabilities and
            stockholders' equity                     $ 5,069,955   $ 4,852,563
                                                     ===========   ===========


The accompanying notes are an integral part of these financial statements.

                           DCC COMPACT CLASSICS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                              Three Months Ended
                                                    March 31,
                                           1998               1997
                                        ----------        -----------

Sales                                   $1,024,956        $   957,216

Cost of sales                              768,072            489,982
                                        ----------        -----------
Gross profit                               256,884            467,234

Selling, adminis-
 trative and other
 operating expense                         481,977            610,336
                                        ----------        -----------
Operating
 loss                                     (225,093)          (143,102)

Other income (expense):
 Interest expense, net                     (29,434)           (24,005)
 Other income                                1,283             70,000
                                        ----------        -----------
    Loss
     before
     income taxes                         (253,244)           (97,107)

Provision for
 income taxes                                1,600             13,000
                                        ----------        -----------
    Net loss                            $ (254,844)         $(110,107)
                                        ==========        ===========

Loss per share - basic                  $     (.03)       $      (.02)
                                        ==========        ===========
Weighted-average number of
 shares outstanding - basic              8,927,725          6,825,791
                                        ==========        ===========

Loss per share - diluted                $     (.03)       $      (.02)
                                        ==========        ===========
Weighted-average number of
 Shares outstanding - diluted            8,927,725          6,825,791
                                        ==========        ===========

The accompanying notes are an integral part of these financial statements.

                           DCC COMPACT CLASSICS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                     Three Months Ended
                                                          March 31,
                                                     1998            1997
                                                   --------      ----------

Cash flows from operating
 activities:
Net loss                                           $ (254,844)   $ (110,107)
                                                   ----------    ----------
Adjustments to reconcile net loss
  to net cash used in
  operating activities:
   Non-cash items included
    in net loss:
       Depreciation and
        amortization                                   36,936        31,452
       Stock compensation expense                      10,000             -
   Changes in:
       Receivables                                   (143,353)     (297,624)
       Inventories                                    (28,214)       58,675
       Mastering costs                                 28,570        35,587
       Royalty advances                                 4,014       (37,016)
       Prepaid expenses                                43,435             -
       Other                                                -        11,960
       Accounts payable and
        accrued expenses                              (98,882)      145,235
       Royalties payable                               81,783        38,220
       Deferred revenue                                     -       (78,485)
       Income taxes                                     1,600             -
                                                   ----------     ---------

         Total adjustments                            (64,111)      (91,996)

Net cash used in
  operating activities                               (318,955)     (202,103)
                                                   ----------    ----------
Cash flows from investing
 activities:
  Capital expenditures                                 (6,603)      (95,647)
                                                   ----------    ----------
Net cash used in investing
  activities                                           (6,603)      (95,647)
                                                   ----------    ----------

The accompanying notes are an integral part of these financial statements.

                           DCC COMPACT CLASSICS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                          Three Months Ended
                                                March 31,
                                           1998          1997
                                       ----------    ----------

Cash flows from financing activities:
  Payments on line of credit           $ (260,000)   $ (385,511)
  Payments of long term debt              (24,583)      (25,000)
  Promissory notes issued                 335,804             -
  Additional borrowing                    196,514       478,000
  Common stock issued                           -       387,500
                                       ----------    ----------

Net cash provided by
  financing activities                    247,735       454,989
                                       ----------    ----------

Net increase/(decrease) in
  cash and cash equivalents               (77,823)      157,239

Cash and cash equivalents
  at beginning of period                   98,320       155,222
                                       ----------    ----------

Cash and cash equivalents
  at end of period                     $   20,497    $  312,461
                                       ==========    ==========


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:

During the three months ended March 31, 1998 the Company recognized a deferred compensation liability of $240,000 as evidenced by an agreement with the members of the Board of Directors.

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Income taxes paid                      $        -    $   13,000
                                       ==========    ==========
Interest paid                          $   29,442    $   24,138
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

         The results of operations for the three-month periods are not necessarily indicative of the results to be expected for a full year of operations.

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


2.       INVENTORY

         Inventory is stated at the lower of cost (on a first-in first-out basis) or market and consists of the following:

                                          March 31,   December 31,
                                            1998          1997
                                          ---------   ------------

       Raw materials                  $    637,682   $    632,069

       Finished goods and components       762,785        740,184

       Reserve for obsolescence            (30,000)       (30,000)

                                      ------------   ------------
       Total                          $  1,370,467   $  1,342,253
                                      ============   ============

3.       CAPITAL STOCK

         The Company issued 870,000 shares of common stock at $0.50 per share during the quarter ended March 31, 1997. Related commission costs of $47,500 were paid to a corporation. A (now former) director of the Company is an officer of the corporation and its affiliate, which acted as managing dealer on this private placement. Total shares issued under the private placement (effectively completed in September 1997) amounted to 2,131,000 and total commissions paid were $91,800. In addition, the corporation was granted 97,000 warrants, each convertible into one share of the Company's common stock, commencing January 1, 1998 through December 31, 2000, at a conversion price of $.50 per share.


4.       MAJOR CUSTOMERS

         DNA Music represented approximately 31% of sales during the quarter ended March 31, 1998 and is the Company's largest customer. Cisco Music accounted for approximately 15% of sales during the same quarter. Previously, Passport Music was the Company's largest customer and exclusive distributor and represented approximately 70% of Company sales for the first three months of 1997. In the third quarter of 1997, Passport Music filed for bankruptcy under Chapter 11. As a result, the Company received approximately $470,000 in returned merchandise from Passport, subsequently shipped out approximately $300,000 of the returned product to other distributors, and recorded approximately $70,000 in net inventory returns.


5.       PROMISSORY NOTES PAYABLE

         The Board of Directors of DCC has authorized the offering (the "Offering") of preferred stock, convertible into common stock on a 1 to 1 ratio, to all shareholders of DCC who are shareholders of record on or about April 9, 1998. The convertible preferred stock is to be offered on a 1,000,000 share minimum - 2,500,000 share maximum basis. Each convertible preferred stock shall pay an 8% per annum dividend on a quarterly basis. The dividend shall be paid in cash and shall be cumulative. The offering price shall be $.40 per share. Each holder of one share of convertible preferred stock shall have the right to convert each such share into 1 share of DCC common stock, on a fully-paid, non-assessable basis, up to and including September 1, 2001, unless extended by the Company's Board of Directors to September 1, 2003. It is anticipated that the net proceeds from the Offering will be utilized to help fund operations based on working capital needs (depending upon future conditions and business opportunities), to purchase additional property and equipment, and to pay down debt. The terms and conditions of the offerings, including the record date, are subject to change.

         In satisfaction of the $400,000 (1,000,000 share) minimum Offering, certain members of the Board of Directors of DCC, and one other accredited individual (the "Standby Parties"), have irrevocably committed to purchase $630,000 (1,575,000 shares) of the convertible preferred stock, no par value, Offering which is not otherwise purchased by the shareholders of DCC pursuant to a prospectus. These Standby Parties have loaned DCC the full amount of their respective commitments, evidenced by promissory notes bearing interest at 8% per annum until the maturity date of May 15, 1998. During the quarter ended March 31, 1998, $330,000 in promissory notes had been issued to the above individuals, with approximately $5,804 in accrued interest recorded at quarter-end. The remaining $300,000 commitment was loaned to DCC in April 1998. Additionally, the Company's president has irrevocably committed to exercising stock options equaling $30,000 in contributed capital.


6.       LONG-TERM DEBT

         The Company issued notes for $225,000 in exchange for certain assets. The notes bear interest at 8%. Principal plus the accrued interest is due semi-annually. The Company also has a term note bearing interest at a bank reference rate plus 2.9%.

         The maturity of the debt is as follows:

                  Due in year ended:
                                     March 31, 1999               $153,814
                                     March 31, 2000                 75,000
                                     March 31, 2001                 50,000
                                     March 31, 2002                 41,667
                                                                  --------
                                                                   320,481
                                     Less current portion          153,814
                                                                  --------
                                     Long-term debt               $166,667
                                                                  ========

7.       STOCK COMPENSATION AGREEMENT

         In accordance with stock compensation agreements the six directors of the Company have each been granted rights to purchase up to 100,000 shares of the Company's common stock at $.40 per share over the next four years. The consideration for the shares for each director who has served as a director continously for the 12 months preceeding each of the four anniversary dates will be the services performed. A deferred compensation liability for $240,000 (corresponding to six directors at $40,000 each) has been recorded at the March 31, 1998 balance sheet date.

8.       OTHER INCOME

         During the three months ended March 31, 1997, a subsidiary of the Company received a legal settlement of $70,000 relating to a discontinued distribution agreement.

9.       BASIS OF PRESENTATION

         The Company increased sales of the Photo Dimensions camera by approximately $88,000 during the quarter ended March 31, 1998 from the comparable quarter of the previous year. The increased working capital needed to prepare the film and load the film into cameras, and to carry the accounts receivable related to this increased sales volume, has utilized most of the Company's liquidity. As a result, the Company plans to obtain additional outside financing to meet its obligations, to expand production capabilities, and to increase marketing activities. No adjustments have been made to the carrying value of the assets should the additional financing not be obtained.

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

The Company continues to exploit its patent on a captioned camera within the Photo Dimensions division. Sales of the captioned camera product have increased by 70% in the first quarter over year-ago levels as the marketplace accepts this new product. The Company's core business of high quality compact discs remains relatively steady despite the loss of a major distributor.

Management anticipates the fourth quarter to reflect the first operating profit for the captioned camera segment of the business if the shipping volume can catch up with the current sales backlog. A new assembly agreement with an offshore company should speed up the delivery process and reduce the cost of sales per unit now that the volume warrants such a strategic alliance.

Results of Operations
---------------------

Three months ended March 31, 1998 and March 31, 1997
----------------------------------------------------

The three months ended March 31, 1998 had an increase in sales of almost $68,000. This 7% increase is primarily attributable to the increased captioned camera sales. Gross profit was down approximately $210,000 as the Company felt the effects of higher- than-expected initial unit costs associated with transforming its captioned camera manufacturing to its Chatsworth facility, as well as the virtual shut-down of its Romance Alive audio division while a distribution deal is being negotiated. Selling, general and administrative expenses were lower by approximately 21% due to the temporary shift in managerial resources toward overhead involving the Photo Dimensions segment of the Company. Overall operating income was down approximately $82,000 due to the aforementioned production inefficiencies in the captioned camera division, although the Company's CD distribution division now appears to have successfully turned the corner after having its principal distributor file for chapter 11 bankruptcy protection late last year. Net interest expense increased by

Item 2.  Management's Discussion and Analysis of Financial Condition and
Results of Operations
--------------------------------------------------------------------------------

Results of Operations
---------------------

Three months ended March 31, 1998 and March 31, 1997 (continued)
----------------------------------------------------

approximately $5,000 (23%) due to interest accrued on recently issued promissory notes, the proceeds of which are being utilized predominantly to finance the expansion of the Company's Photo Dimension subsidiary.

The following sets forth for the periods indicated the percentage of total revenues represented by each subsidiary of the Company's statements of operations:

                          Three months ended       Three months ended
                               March 31,                 March 31,
                                 1998    %                1997     %

DCC Compact Classics      $  811,325   79%          $  808,851   85%
Romance Alive Audio             (307)   0%              22,279    2%
PDI                          213,938   21%             126,086   13%
                          ----------  ----          ----------  ----

Total revenues            $1,024,956  100%          $  957,216  100%
                          ==========  ====          ==========  ====

DCC Compact Classics      $  (11,494)  (4)%         $  (75,491) (69)%
Romance Alive Audio          (16,734)  (7)%             34,250   31 %
PDI                         (226,616) (89)%            (68,866) (62)%
                          ----------  ----          ----------- ----

Total net income (loss)   $ (254,844)(100)%         $ (110,107)(100)%
                          ==========  ====          =========== ====


Liquidity and capital resources
-------------------------------

The Company has a working capital deficit of approximately $827,000 at March 31, 1998, as opposed to a working capital deficit of approximately $952,000 at December 31, 1997. The $125,000 improvement is largely due to a cash infusion by management and other investors totaling $330,000 during the most recent quarter, net of the loss generated in the period of approximately $208,000 (before depreciation). The cash infusion is in the form of standby promissory notes, which are to be converted to equity as part of a convertible preferred stock offering. An additional $300,000 in promissory notes was issued in April 1998. Management continues to pursue additional outside financing to support the growth of its captioned camera business.

                            DCC COMPACT CLASSICS INC.

                                     PART II

                                OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------

There have been no material developments in the legal proceedings which the Company is involved as reported in the Company's Form 10-KSB for the period ended December 31, 1997.

Item 2.  Shareholders Stock Information
---------------------------------------

Through May 29, 1998, DCC Compact Classics, Inc.'s stock is traded on NASDAQ bulletin board of "Pink Sheets".


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






                                    DCC COMPACT CLASSICS, INC.
                                            (Registrant)




                                    BY:_____________________________
                                         Marshall Blonstein

                                         Chief Executive Officer,
                                         President





Date:_________________