Form 10QSB
period 1998-06-30
DCC COMPACT CLASSICS INC
filed 1998-10-22
CIK 809932

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   Form 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For  Quarter  Ended  June 30,  1998  Commission  File  Number  0-21114

                           DCC COMPACT CLASSICS, INC.
 - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
             (exact name of registrant as specified in its charter)

                 COLORADO                                84-1046186
- - - - - - - - - - - - - - - - - - - - -   - - - - - - - - - - - - - - - - -
  (State  or  other  jurisdiction  of      (I. R. S.  Employer  Identification
   incorporation  of  organization)                       Number)

           9301 Jordan Avenue, Suite 105, Chatsworth, California 91311
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
                    (Address or principal executive offices)

                                 (818) 993-8822
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) , and (2) has been subject to such filing requirements for the past 90 days.

                  Yes     X                 No
                      - - - - -                - - - - -


Common Stock  -  $.005  par  value                      8, 927,725
- - - - - - - - - - - - - - - - - - -     - - - - - - - - - - - - - - - - - - -
            CLASS                          Outstanding   at  September 30,  1998

                                     PART I

                              FINANCIAL INFORMATION

Item  1,   Financial Statements
- - - - - - - - - - - - - - - - -


                           DCC COMPACT CLASSICS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       June 30, 1998 AND DECEMBER 31, 1997
                                   (UNAUDITED)

ASSETS

CURRENT ASSETS:                                          June 30,     Dec. 31,
                                                          '1998        '1997
                                                     ---------------------------
      Cash and cash equivalents                      $   260,713    $    98,320
      Accounts receivable, net of
       bad debt and return
       allowances of $380,670 and
       $380,670 December 31, 1997, respectively        1,012,296      1,254,343
      Notes receivable                                   117,694        125,000
      Officer receivable                                  11,250
                                                                         15,000
      Inventories                                      1,423,420      1,342,253
      Advanced royalties                                 361,424        258,453
      Prepaid expenses                                    10,000
                                                                         53,435
      Income taxes receivable
                                                                         51,363
                                                     -----------    -----------

                    Total current assets               3,196,797      3,198,167


PROMISSORY NOTES RECEIVABLE, net                         215,000           --

FIXED ASSETS, net                                        593,189        628,039

OTHER ASSETS
      Deferred taxes                                      46,864
                                                                         46,864
      Mastering costs, net                               613,993        686,259
      Intangibles, net                                   227,494        241,713
      Other                                               51,521
                                                                         51,521
                                                     -----------    -----------

                    Total assets                     $ 4,944,858    $ 4,852,563
                                                     ===========    ===========


LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
      Line of                                        $   750,000    $   770,202
      credit
      Accounts payable                                   662,527      1,082,205
      Royalties payable                                2,253,575      2,110,475
      Other accrued expenses                              49,966
                                                                         37,661
      Deferred revenue                                    80,000
      Convertible debenture payable                      630,000
      Income taxes payable
                                                           1,600
      Current portion of long-term debt                  150,000        150,000
                                                     -----------    -----------

      Total current liabilities                        4,577,668      4,150,543

LONG-TERM DEBT                                           166,667        191,250

PROMISSORY NOTES PAYABLE                                    --

DEFERRED COMPENSATION PAYABLE                            240,000           --


COMMITMENTS AND CONTINGENCIES                               --

STOCKHOLDERS' EQUITY
      Common stock, par value $.005 per
       share; authorized 10,000,000
       shares, issued and outstanding
       8,927,725 shares respectively                      44,639
                                                                         44,639
      Additional paid-in capital                       2,105,617      2,105,617
      Accumulated deficit                             (2,189,733)    (1,639,486)
                                                     -----------    -----------

       Total stockholders' (deficit) equity              (39,477)       510,770
                                                     -----------    -----------

       Total liabilities and
          stockholders' (deficit) equity               4,944,858    $ 4,852,563
                                                     ===========    ===========

      The accompanying notes are an integral part of these financial statements.

                           DCC COMPACT CLASSICS, INC.
                 CONSENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                     Three Months Ended             Six Months Ended
                                          June 30,                       June 30,
                                    1998            1997          1998             1997
                                --------------------------    ---------------------------
Sales                           $   884,626    $ 1,419,794    $ 1,909,582    $ 2,377,010

Cost of sales                       585,160        958,746      1,353,232      1,448,728
                                -----------    -----------    -----------    -----------

Gross profit                        299,466        461,048        556,350        928,282

Selling, administrative
 and other operating
 expenses                           567,138        462,505      1,049,115      1,070,278
                                -----------    -----------    -----------    -----------

Operating (loss)                   (267,672)        (1,457)      (492,765)      (141,996)


Other income (expenses):
 Interest expense, net              (42,772)       (29,705)       (72,206)       (53,710)

 Other income                        15,014           --           16,297         70,000
                                -----------    -----------    -----------    -----------


     Loss before income taxes      (295,430)       (31,162)      (548,674)      (125,706)

Provision for income taxes                           2,000          1,600         15,000


      Net loss                  $  (295,430)   $   (33,162)   $  (550,274)   $  (140,706)
                                -----------    -----------    -----------    -----------


Loss per share - basic          $     (0.03)   $     (0.00)   $     (0.06)   $     (0.02)
                                -----------    -----------    -----------    -----------
Weighted-average number of
  Shares outstanding              8,927,725      7,292,384      8,927,725      7,059,088
                                -----------    -----------    -----------    -----------


The accompanying notes are an integral part of these financial statements.

                           DCC COMPACT CLASSICS, INC.
                 CONSENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                            Six Months Ended
                                                                June 30,
                                                          1998             1997
Cash flows from operating Activities:
Net loss                                                 $(550,274)   $(140,706)

Adjustments to reconcile net loss
   to net cash used in operating
   Activities:
     Non-cash items included
       In net loss:
           Depreciation and
            amortization                                    61,820
                                                                         70,059
           Deferred revenue                                 25,000
                                                                        (78,485)

   Changes in:
           Receivables                                     242,047     (645,473)
           Inventories                                     (81,167)
                                                                        (52,771)
           Mastering costs                                  72,266
                                                                        (14,281)
           Royalty advances                               (102,971)
                                                                        (56,501)
           Prepaid expenses                                 43,435
           Other                                            62,446
                                                                        (54,711)
            Accounts payable and
               accrued expenses                           (407,373)     334,475
           Royalties payable                               143,100      107,569
           Deferred revenue                                 80,000         --
           Income taxes                                      1,600         --
                                                          ----------------------

               Total adjustments                           140,203     (390,119)

Net cash used in
   operating activities                                   (410,071)    (530,825)

Cash flows from investing activities:
       Capital expenditures                                (12,751)    (116,970)

Net cash used in investing
    activities                                             (12,751)    (116,970)

Cash flows from financing activities:
   Payment of line of credit                               (20,202)    (785,111)
   Payments of long term debt                                           (25,000)

   Promissory notes issued                                 (24,583)
   Additional borrowing                                    630,000      628,000
   Common stock issued                                                  733,700

Net cash provided by (used in)
   financing activities                                    585,215      551,589

Net increase/ (decrease) in
   cash and cash equivalents                               162,393      (96,206)

Cash and cash equivalents
     at beginning of period                                 98,320      155,222

Cash and cash equivalents
   at end of period                                      $ 260,713    $  59,016

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Income taxes paid                                             --      $  15,000

Interest paid                                            $  53,900    $  51,667

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

      The results of operations for both the three and six month period are not necessarily indicative of the results to be expected for a full year of operations

      Use of estimates - The Company's management uses estimates and assumptions in preparing the financial statements. Actual results could vary from these estimates. Key estimates include the collectibility of the accounts receivable, the returns of merchandise shipped, inventory valuations and marketability. In addition, the company records its liability for license and and royalty fees based upon contractual obligations. These calculations are subject to review by independent agencies. Should the results of a review produce amounts greater than those recorded by the Company, there may be a negative impact on the Company's financial statements.

2.    Inventory

      Inventory is stated at the lower of cost (on a first-in first-out basis) or market and consists of the following:

                                                 June 30,                            Dec. 31,
                                                  1998                                 1997
                                              --------------                     ----------------
      Raw Materials                                $654,773                             $632,069

      Finished goods and components                 798,647                              740,184

      Reserve for obsolescence                      (30,000)                             (30,000)
                                              --------------                     ----------------

      Total                                      $1,423,420                           $1,342,253
                                              ==============                     ================



3     Major Customers

      DNA Music represented approximately 47% of sales during the six months June 30, 1998 and is the Company's largest customer. Cisco Music accounted for approximately 18% of sales during the same period. Previously, Passport music was the Company's largest customer and exclusive distributor and represented approximately 70 % of Company sales for the first six months of 1997. In the third quarter of 1997, Passport Music filed for bankruptcy under Chapter 11. As a result, the Company received approximately $470,000 in returned merchandise from Passport, subsequently shipped out approximately $300,000 of the returned product To other distributors, and recorded approximately $70,000 in net returns.

4     Promissory Notes Payable

      The Board of Directors of DCC has authorized the offering (the "offering") of preferred stock, convertible into common stock on a 1 to 1 ratio, to all shareholders of DCC who were shareholders of record on or about April 9, 1998. The convertible preferred stock was to be offered on a 1,000,000 share minimum and a 2,500,000 share maximum basis. Each convertible preferred stock was to pay an 8% per annum dividend on a quarterly basis. The dividend was to be paid in cash was to be cumulative. The offering price was to be $.40 per share. Each holder of one share of convertible preferred stock was to have the right to convert each such share into 1 share of DCC common stock, on a fully-paid, non-assessable basis, up to and including September 1, 2001, unless extended by the Company's Board of Directors to September 1, 2003.

      In late June of 1998, management suspended the offering of the preferred due to the market conditions of DCC's stock price.

      In satisfaction of the $400,000 (1,000,000 shares) minimum offering, certain members of the Board of Directors of DCC, and one other accredited individual (the "Standby Parties"), irrevocably committed to purchase $630,000 (1,575,000 shares) of the convertible preferred stock, no par value, offering which was not otherwise purchased by the shareholders of DCC pursuant to a prospectus. These Standby Parties have loaned DCC the full amount of their respective commitments, evidenced by promissory notes bearing interest at 8% per annum until the maturity date of May 15, 1998. During the quarter ended March 31, 1998, $330,000 in promissory notes had been issued to the above individuals, with approximately $5,804 in accrued interest recorded for the first quarter and $12,502.56 accrued for the second quarter ended June 30, 1998. The remaining $300,000 commitment was received by DCC in April 1998. Maturity of the $630,000 convertible debentures have not been formally extended. Additionally, the Company's president has irrevocably committed to exercising Stock options equaling $30,000 in contributed capital.

5     Long-term Debt

      The Company issued notes for $225,000 in exchange for certain assets. The notes bear interest at 8%. Principal plus the accrued interest is due semi-annually. The Company also has a term note bearing interest at a bank reference rate plus 2.9%.

      The maturity of the debt is as follows:

                    Due year ended:
                                               June 30, 1999                            $150,000
                                               June 30, 2000                              75,000
                                               June 30, 2001                              50,000
                                               June 30, 2002                              41,667
                                                                                 ----------------
                                                                                         316,667
                                               Less: current portion                     150,000
                                                                                 ----------------
                                               Long-term Debt                        $   166,667
                                                                                 ================

6     STOCK COMPENSATION AGREEMENT
      In accordance with stock compensation agreements the six directors of the Company have each been granted rights to purchase up to 100,000 shares of the Company's common stock at $.40 per share over the next four years. The consideration for the shares for each director who has served as a director continuously for the 12 months preceding each of the four anniversary dates will be the services performed. A deferred compensation liability for $230,000 (corresponding to six directors at $40,000 each) has been recorded at the March 31, 1998 balance sheet date.

7     BASIS OF PRESENTATION
      The Company increased sales of the Photo Dimensions camera by approximately $218,000 during the six month period ended June 30, 1998 from the comparable period of the previous year. The increased working capital needed to prepare the film and load the film into cameras, and to carry the accounts receivable related to this increased sales volume, has utilized most of the Company's liquidity. As a result, the Company seeks to obtain additional outside financing to meet its obligations, to expand production capabilities, and to increase marketing activities. No adjustments have been made to the carrying value of the assets should the additional outside financing not be obtained.

Item 2. Management's Discussion and Analysis of financial Condition and Results of Operations.

Overview
--------

DCC Compact Classics, Inc. is a specialty entertainment company that seeks to identify and exploit niches within the entertainment industry. This strategy has been demonstrated by the Company in the manner in which it identified a niche with the high-end audio market. It has since fulfilled this niche through the compilation and distribution of the Company's 24K Gold CD's. The Company's strategies continues to identified new niches within the entertainment industry and is currently developing the necessary marketing and production facilities to properly exploit their potential.

The Company continues to exploit its patent on a captioned camera within the Photo Dimensions division. Sales of the captioned camera product have increased by 106% in the first half of the year over year-ago levels as the marketplace accepts this new product. The company's core business of high quality compact discs gross revenues were off by 31% compared with the six months ended June 20, 1997. This decline is primarily due to management's attention to the caption camera business.

Although captioned camera sales for the first six months increased by more then 100 percent compared to that of the prior year, management anticipates continued losses through the end of the year and anticipates that Photo Dimensions will achieve profitability in the first quarter of 1999. Management is re-focusing on the music business and anticipates that the compact discs business will get back to the gross levels of 1997 in the fourth quarter of this year with improvement for the year 1999.

Result of Operations
--------------------

The following sets forth for the periods indicated the percentage of total revenues represented by each subsidiary of the Company's statements of operations:

                                     Three months ended                                     Six Months ended
                                          March 31                                               June 30
                                            1998                                                   1998
Revenues:
DCC Compact Classics                 $811,325           79%                           $1,483,334               78%
Romance Alive Audio                      (307)           0%                                3,053                0%
Photo Dimensions                      213,938           21%                              423,502               22%
                                   ----------          ----                           ----------              ----
Total revenues                     $1,024,956          100%                           $1,909,889              100%

Net Income (Loss):
DCC Compact Classics                 ($11,494)           5%                            ($118,177)              21%
Romance Alive Audio                   (16,734)           7%                                  177                0%
Photo Dimensions                     (226,616)          89%                             (432,274)              79%

Total Net Income                    ($254,844)         100%                            ($550,274)             100%

Six months ended June 30, 1998 and June 30, 1997
------------------------------------------------

Sales for the six months ended June 30, 1997 were $1,909,889 compared to $2,377,010, a decline of $467,121 or 19.65 percent. This in part can attributed to the current focus of management on the establishment and enhancement of the PDI subsidiary, thereby resulting in less focus on the core music business. While management continues to dedicate time to the enhancement of the PDI subsidiary, it is now devoted to its core music business and expects this part of the business to get back to growth and profitability.

Cost of goods sold for the six months ended June 30, 1998 were $1,353,232 compared to $1,448,738 for the same period in 1997, or a decrease of $95,506, or 7%. As a percentage of sales, cost of goods sold for the six months ended June 30, 1998 were 71% compared to 61 percent for the six months ended June 30, 1997. This increase can be attributed primarily to extraordinary expenses related to PDI in the continuing process in developing better techniques in production and quality control.

Selling, administrative and other operating expenses were down $46,163, to $1,024,115 for the six months ended June 30, 1998 compared to $1,070,278 for the six months ended June 30, 1997. These savings are operating efficiencies being recognized and continued cost cutting measures being implemented by management.

Results of operations was a net loss of $525,274 or $.06 per share for the six months ended June 30, 1998 compared to a loss of $140,706 or $.02 per share for the same period in 1997. Management attributes this loss primarily to the decline in gross revenues in the music division and continued expenses of establishing the PDI brand name and production facilities. It is anticipated by management that operating results in both the music and caption camera divisions should improve through the remainder of 1998.

Three months ended June 30, 1998 and June 30, 1997
--------------------------------------------------

In the second quarter of 1998, the Company reported a loss of $295,430 compared to a loss of $33,162 for the same period in 1997. Revenues decreased $534,861 to $884,933 for the second quarter ending June 30, 1998 compared to $1,419,794 for the same period in 1997. The decline in sales reflects a sales return for the quarter of $275,694 and a decline in new releases in the music division. Selling and administrative costs increased 4% to $481,977 for the three months ended June 30, 1998 compared to $462,505 for the same period in 1997.

Liquidity and Capital Resources
-------------------------------

The Company has a working capital deficit of approximately $1,380,871 at June 30, 1998, as opposed to a working capital deficit of approximately $952,000 at December 31, 1997. The decline in working capital is primarily due to the operating loss for the six months ended June 30, 1998. In July 1998, the Company was notified that its line of credit in the amount of $750,000 would not be renewed. The line of credit is a revolving line which matured on June 30, 1998. The company intends to meet with the holder of the note in the near future and to work out a payment arrangement.

$150,000 of long-term debt is maturing during the calendar year ending December 31, 1998. Contribution to the capital deficit mentioned above is $2,253,575 in estimated royalties payable. Management for some time has felt that estimates made for the royalty liability were too high and as a result, retained a royalties expert to examine the royalty accrual for the period July 1, 1994 thru June 30, 1998. The examination should be completed during the month of October 1998, however, preliminary results indicate that a material adjustment should be made to this liability. It appears that the Company has materially over estimated its liability. Accordingly, any such adjustment will be made in the third quarter on 1998.

Management continues to pursue additional outside financing to support the growth of its captioned camera and music business.

Item 1.  Legal Proceedings
--------------------------

In September 1998, The Company settled the lawsuit filed against VRG Records and the cross-complaint against the Company. The settlement provides for the Company to pay VRG $125,000. $25,000 has been paid in September, with the balance to be paid $10,000 quarterly. In addition VRG must purchase all inventory the Company has from Navarre of their product at $2.50 per CD and $2.00 per cassette up to 15,000 units each.

There have been no other material development in the legal proceeding which the Company is involved as reported in the Company's Form 10-KSB for the period ended December 31, 1997.

Item 2.  Shareholders Stock Information
---------------------------------------

Through October 2, 1998, DCC Compact Classics, Inc.'s stock is traded on NASDAQ BULLETIN BOARD OF "Pink Sheets"

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

None

Item 5.  Other Information
--------------------------

None.

Item 6.  Exhibits and Reports
-----------------------------

(a) There were no reports on Form 8-K filed during this period.

Signatures
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               DCC COMPACT CLASSICS, INC.

                                              (Registrant)



                                               BY: /s/ Marshall Blonstein
                                                   ----------------------------
                                                    Marshall Blonstein
                                                    Chief Executive Officer,
                                                    President



Date:  October 15, 1998