Form 10QSB
period 1998-09-30
DCC COMPACT CLASSICS INC
filed 1999-02-17
CIK 809932

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   Form 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For  Quarter  Ended  September 30,  1998  Commission  File  Number  0-21114

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
- - - - - - - - - - - - - - - - -


                           DCC COMPACT CLASSICS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    September 30, 1998 AND DECEMBER 31, 1997
                                   (UNAUDITED)


ASSETS

CURRENT ASSETS:                                                           Sept.  30,       Dec. 31,
                                                                            '1998           '1997
                                                                         -----------    -----------
      Cash and cash equivalents                                          $    68,740    $    98,320
      Accounts receivable, net of
       bad debt and return
       allowances of $305,000 and
       $380,670 December 31, 1997, respectively                              831,823      1,254,343
      Notes receivable                                                       115,871        125,000
      Officer receivable                                                           -         15,000
      Inventories                                                          1,523,178      1,342,253
      Advanced royalties                                                     486,488        258,453
      Prepaid expenses                                                        10,000         53,435
      Income taxes receivable                                                      -         51,363
                                                                         -----------    -----------

                  Total current assets                                   $ 3,036,100    $ 3,198,167

PROMISSORY NOTES RECEIVABLE, net                                             200,000              -

FIXED ASSETS, net                                                            582,638        628,039

OTHER ASSETS
      Deferred taxes                                                          46,864         46,864
      Mastering costs, net                                                   598,150        686,259
      Intangibles, net                                                       220,385        241,713
      Other                                                                   16,943         51,521
                                                                         -----------    -----------

                  Total assets                                           $ 4,701,080    $ 4,852,563
                                                                         ===========    ===========


(table continued)

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
      Line of credit                                                     $   925,000    $   770,202
      Accounts payable                                                       908,627      1,082,205
      Royalties payable                                                    1,148,608      2,110,475
      Other accrued expenses                                                  52,439         37,661
      Deferred revenue                                                        80,000
      Convertible debenture payable                                          630,000
      Note Payable - Officer                                                 240,000
      Income taxes payable
      Current Portion long term Debt                                         165,000        150,000
                                                                         -----------    -----------

      Total current liabilities                                          $ 4,149,674    $ 4,150,543

LONG-TERM DEBT                                                                40,000        191,250

PROMISSORY NOTES PAYABLE                                                                          -

DEFERRED COMPENSATION PAYABLE                                                240,000              -

COMMITMENTS AND CONTINGENCIES                                                                     -

STOCKHOLDERS' EQUITY
      Common stock, par value $.005 per
      share; authorized 20,000,000
      shares, issued and outstanding
      8,927,725 shares respectively                                           44,639         44,639
      Additional paid-in capital                                           2,105,617      2,105,617
      Accumulated (deficit)                                               (1,878,850)    (1,639,486)
                                                                         -----------    -----------

       Total stockholders' (deficit) equity                                  271,406        510,770
                                                                         -----------    -----------

       Total liabilities and
          stockholders' (deficit) equity                                 $ 4,701,080    $ 4,852,563
                                                                         ===========    ===========



      The accompanying notes are an integral part of these financial statements.

                           DCC COMPACT CLASSICS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                  Three Months Ended             Nine Months Ended
                                     September 30,                 September 30,
                                  1998          1997            1998          1997
                             --------------------------   ---------------------------

Sales                        $  871,381      $1,406,665   $  2,777,963    $ 3,783,675

Cost of  sales                   655,127        790,769      2,008,359      2,239,494
                             -----------    -----------    -----------    -----------
Gross  profit                    213,254        615,896        769,604      1,544,181
                             -----------    -----------    -----------    -----------



Selling, administrative
And other operating
Expenses                         712,941        619,372      1,762,056      1,742,548
                             -----------    -----------    -----------    -----------

Operating (loss)                (499,687)        (3,476)      (992,452)      (198,367)


Other income(expenses):
    Interest expense, net        (40,063)       (29,116)      (112,269)       (83,296)
    Other income               1,095,568      1,111,865        123,369
                             -----------    -----------    -----------    -----------


Loss before income taxes         555,818        (32,592)         7,144       (158,294)

Provision for income taxes                                        1600         15,000


Net profit (loss)            $   555,818    $   (32,592)   $     5,544    $  (173,294)
                             -----------    -----------    -----------    -----------


Loss per share - basic       $      0.06    ($     0.00)   $      0.00    ($     0.02)


Weighted-average number of
Shares outstanding             8,927,725      8,768,842      8,927,725      7,813,740




      The accompanying notes are an integral part of these financial statements.

                           DCC COMPACT CLASSICS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                Nine Months Ended
                                                                   September 30,
                                                                 1998        1997
Cash flows from operating

Activities:
Net profit (loss)                                             $   5,544    ($173,297)
                                                              ---------    ---------


Adjustments to reconcile net loss
  to net cash used in operating
  activities:
     Non-cash items included
      In net loss:
         Depreciation and
            Amortization                                         87,988      106,534
          Deferred  Revenue                                      40,000      (78,485)


Compensations

Changes in:
   Receivables                                                  422,520     (564,947)
   Employee Receivables                                          15,000      (22,500)
   Notes Receivables                                              9,129
   Inventories                                                 (180,925)    (357,246)
   Mastering costs                                               88,109        1,129
   Royalty advances                                            (228,035)    (129,900)
   Prepaid expenses                                              43,435      (21,591)
   Other                                                         34,578      (13,790)
   Accounts payable and
     accrued expenses                                          (185,878)     440,881
   Royalties payable                                           (961,867)      (5,603)
   Deferred revenue                                              80,000
   Income taxes                                                  51,363
                                                              ---------    ---------


               Total adjustments                               (684,583)    (645,518)

Net cash used in
  Operating activities                                         (679,039)    (818,815)

Cash flows from investing
  Activities:
    Capital expenditures                                         19,863    ($189,403)
                                                              ---------    ---------


Net cash used in investing
  Activities                                                  $  21,259    $(189,403)


(table continued)


Cash flows from financing activities:
Payment of line of credit                                     $ 154,798    $(948,310)
Payments of long term debt                                     (136,250)     (25,000)
Promissory notes issued
Additional borrowing                                            657,028      918,000
Common stock issued                                             959,200

Net cash provided by (used in)
financing activities                                            675,576      903,890



Net increase/(decrease) in
Cash and cash equivalents                                        17,796     (104,328)

Cash and cash equivalents

at beginning of period                                           50,894      155,222

Cash and cash equivalents
at end of period                                              $  68,690    $  50,894



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Income taxes paid                                                  --

Interest paid                                                 $  53,900    $  43,950



     The accompanying notes are an integral part of these financial statements

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


2.       Inventory

         Inventory is stated at the lower of cost (on a first-in first-out basis) or market and consists of the following:

                                           September 30,                        Dec. 31,
                                               1998                             1997
                                        -------------------            -----------------------
         Raw Materials                             $685,430                           $632,069

         Finished goods and components              837,748                            710,184

         Reserve for obsolescence

         Total                                   $1,523,178                         $1,342,253
                                        ===================            =======================



3.       Major Customers

         DNA Music represented approximately 38% of sales during the nine months ended September 30, 1998, and is the Company's largest customer. Cisco Music accounted for approximately 13% of sales during the same period. Previously, Passport music was the Company's largest customer and exclusive distributor, and represented approximately 70 % of Company sales for the first nine months of 1997. In the third quarter of 1997, Passport Music filed for bankruptcy under Chapter 11. As a result, the Company received approximately $470,000 in returned merchandise from Passport, subsequently shipped out approximately $300,000 of the returned product to other distributors, and recorded approximately $70,000 in net returns.

4.       Promissory Notes Payable

         The Board of Directors of the Company had authorized the offering (the "offering") of preferred stock, convertible into common stock on a 1 to 1 ratio, to all shareholders of the Company who were shareholders of record on or about April 9, 1998. The convertible preferred stock was to be offered on a 1,000,000 share minimum and a 2,500,000 share maximum basis. Each convertible preferred stock was to pay an 8% per annum dividend on a quarterly basis. The dividend was to be paid in cash and was to be cumulative. The offering price was to be $.40 per share. Each holder of one share of convertible preferred stock was to have the right to convert each such share into 1 share of the Company's common stock, on a fully-paid, non-assessable basis, up to and including September 1, 2001, unless extended by the Company's Board of Directors to September 1, 2003.

         In late June of 1998, management suspended the offering of the preferred stock due to the market conditions of the Company's stock price.

         Certain members of the Board of Directors of the Company, and one other accredited individual (the "Standby Parties"), had committed to purchase $630,000 (1,575,000 shares) of the convertible preferred stock, no par value, offering which would not otherwise have been purchased by the shareholders of the Company pursuant to a prospectus. The Standby Parties loaned the Company the full amount of their respective commitments. The loans were evidenced by promissory notes bearing interest at 8% per annum until the maturity date of May 15, 1998. During the quarter ended March 31, 1998, $330,000 in promissory notes had been issued to the Standby Parties. Approximately $27,028 in accrued interest on the promissory notes was recorded through September 30, 1998. The remaining $300,000 commitment was received by the Company in April 1998. The May 8, 1998 maturity dates of the $630,000 convertible debentures have not been formally extended. During January 1999, Photo Dimensions, Inc. ("PDI"), the Company's wholly owned camera subsidiary, entered into an agreement with Foto Technology LLC, a Nevada Limited Liability Company ("FTLLC"). The Standby Parties are the members of FTLLC. Under the agreement, FTLLC is purchasing all of the assets of PDI and assuming most of the liabilities of PDI. The purchase price to be paid by FTLLC to PDI for the purchase of the assets, together with the assumption of certain liabilities, is $630,000. The $630,000 is to be paid at the closing by the Standby Parties assigning their respective promissory notes to FTLLC, and the FTLLC will terminate the $630,000 of debt, plus accrued interest, owed by the Company.



5.       Long-Term Debt

         Long-Term Debt consists of four quarterly $10,000 installments to a former vendor.

         Due year ended September 30, 1999                    $40,000

         Adjustments have been made much to DCC's long-term debt to reflect a settlement agreement entered into with Re-Pac and the Company, and certain other parties. Under the Re-Pac settlement agreement $150,000 debt owed to Re-Pac and Robert Craig by the Company shall be deemed "paid and satisfied in full" in consideration of the Company issuing 300,000 shares of its common stock to Robert Craig. (see the discussion under Overview, below)

6.       STOCK COMPENSATION AGREEMENT

         In accordance with the stock compensation agreements entered into with the Company, each of the six directors have been granted rights to purchase up to 100,000 shares of the Company's common stock at $.40 per share over the next four years. The consideration for the shares for each director who has served as a director continuously for the 12 months preceding each of the four anniversary dates will be the services performed. A deferred compensation liability for $230,000 (corresponding to six directors at $40,000 each) has been recorded at the March 31, 1998 balance sheet date.

7.       Basis of Presentation

         The Company increased sales of the Photo Dimensions camera by approximately $218,000 during the nine month period ended September 30, 1998 from the comparable period of the previous year. The increased working capital needed to prepare the film and load the film into the single use caption cameras, and to carry the accounts receivable related to this increased sales volume, has been a severe strain on the Company's liquidity. As a result, the Company seeks to obtain additional outside financing to meet its obligations. No adjustments have been made to the carrying value of the assets should the additional outside not be obtained.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Overview
         --------

DCC Compact Classics, Inc. is a specialty entertainment company that seeks to Identify and exploit niches within the entertainment industry. This strategy has been demonstrated by the Company in the manner in which it identified a niche with the high-end audio market. It has since fulfilled this niche through the Compilation and distribution of the Company's 24K Gold CDs.

Sales of the captioned camera product by Photo Dimensions, Inc. ("PDI"), the Company's wholly Owned camera subsidiary increased by 61% for the first nine months of the year over year-ago Levels. The company's core business of high quality compact discs' gross revenues were off by 35% compared with the nine months ended September 30, 1997. This decline is primarily decline is primarily due to management's attention to the caption camera business. due to the management's attention to the caption camera business.

Although captioned camera sales for the first nine months increased by more than 61 percent compared to that of the prior year, management anticipates continued Losses through the fiscal year ended 1998. The development of the caption camera on a mass production basis has exerted a severe strain on the Company's financial and managerial resources. The recognition by management of the severity of the strain led to the decision by management to sell PDI. During January, 1999 PDI entered into an agreement with Foto Technology LLC ("FTLLC") to sell all of the assets of PDI to FTLLC. The assets include the patents for the captioned camera held by PDI. Certain of the liabilities of PDI , and of the Company's, are to be assumed by FTLLC. (see the discussion under Promissory notes Payable, above.) The cash advances made by the Company to PDI during the last two and one-half years, of approximately $1,500,000, are to be written off. The effective date of the agreement is January 14, 1999. The closing is to occur once California's bulk sales law has been satisfied.

The Company has been talking with a third party about the purchase of substantially all of the assets of a transaction is necessary to maintain the Company as a viable entity by, hopefully, infusing some much-needed cash into the Company. In essence, the Company is seeking a "fresh-start" without resorting to a bankruptcy. If a transaction is consummated, management would then seek an investment partner so that the Company would be in the position to refocus on its core music business.

Result of Operations

The following sets forth for the periods indicated the percentage of total revenues represented by each subsidiary of the Company's statements of operations:

                             Three months ended           Nine Months ended
                                September 30                  September 30
                                   1998                           1998
Revenues:
DCC Compact Classics   $   678,911             78%   $ 2,162,245             78%
Romance Alive Audio          6,583              1%         9,329              0%
Photo Dimensions           182,886             21%       606,389             22%
                       -----------    -----------    -----------    -----------



Total revenues         $   868,380            100%   $ 2,777,963            100%


Net Income (Loss):
DCC Compact Classics   $   784,918            141%   $   666,742          12027%
Romance Alive Audio        (22,497)            -4%       (22,322)          -403%
Photo Dimensions          (206,626            -37%      (638,876)        -11524%
                                      -----------                   -----------


Total Net Income       $   555,795            100%   $     5,544            100%


Nine months ended September 30, 1998 and September 30, 1997
----------------------------------------------------------------------------

Sales for the nine months ended September 30, 1998 were $2,777,963 compared to $3,783,675, a decline of $1,005,712 or 26 percent. This primarily is attributable to the devotion of Management in an attempt to establish PDI, the Company's wholly owned camera subsidiary, thereby Resulting in less focus on the core music business.

Cost of goods sold for the nine months ended September 30, 1998 were $2,008,359 compared to $2,239,494 for the same period in 1997, or a decrease of $231,135, or 10%. As a percentage of sales, cost of goods sold for the nine months ended September 30, 1998 were 72% compared to 59 percent for the nine months ended June 30, 1997. This increase can be attributed primarily to extraordinary expenses related to PDI in the arduous process of developing better cost effective techniques in production and quality control of the caption camera.

Selling, administrative and other operating expenses were up $19,508, to $1,762,056 for the nine months ended September 30, 1998 compared to $1,742,548 for the nine months ended September 30, 1997. This increase is primarily due to the increased effort to develop the business of PDI.

Results of operations was a net loss of $5,544 or $.00 per share for the nine months Ended September 30, 1998 compared to a loss of $173,294 or $.02 per share for the same period in 1997. Management attributes this loss primarily to the decline in gross revenues in the music division and continued expenses of establishing the PDI brand name and production facilities. However, the writedown of royalties payable by $1,095,568, booked as "other income" during the quarter ended September 30, 1998, reduced the company's net loss to $5,544 for the nine month period ended September 30, 1998.

Three months ended September 30, 1998 and September 30, 1997
----------------------------------------------------------------------------

In the third quarter of 1998, the Company reported a net profit of $555,818 compared to a loss of $(32,592) for the same period in 1997. However, the net profit was attributable to the writedown of royalties payable by $1,095,568 during the third quarter. The adjustment was booked as "other income" and was a non-cash item. Without the adjustment, there Would have been a net loss of $539,750 for the third quarter of 1998.

Revenues decreased $535,284 to $871,381 for the third quarter ending September 30, 1998 compared to $1,406,665 for the same period in 1997. The decline in sales reflects sales returns for the quarter of $102,278 and a decline in new releases in the music division. Selling and administrative costs increased 15% to $712,941 for the three months ended September 30, 1998 compared to $619,372 for the same period in 1997.


Liquidity and capital resources
--------------------------------------

The Company had a working capital deficit of approximately $1,114,000 at September 30, 1998, as opposed to a working capital deficit of approximately $952,000 at December 31, 1997. The decline in working capital is primarily due to the operating loss for the nine months ended September 30, 1998. In July 1998, the Company was notified by Merrill Lynch Financial Services, Inc. that its line of credit in the amount of $750,000 would not be renewed. The line of credit is a revolving line which matured on June 30, 1998. The Company has been in discussions with Merrill Lynch to work out a payment arrangement.

The Company is experiencing severe short-term liquidity problems. The Company does not have the ability to generate the operating income needed to meet its short-term cash requirements. The Company must find external sources to meet its cash requirements. The Company has entered into an agreement to sell the assets, and the assumptions of certain liabilities, of Photo Dimensions, Inc., the Company's wholly owned caption camera company. The sale will eliminate a major drain on the Company's liquidity sources. Also, the Company is in talks to sell its assets involving the assumption of certain liabilities of the Company. If the talks result in a binding agreement, the Company anticipates receiving some cash. Otherwise, the Company may have no alternative but to file for protection under the Federal bankruptcy laws.

Item 1. Legal Proceedings
---------------------------

In September 1998, The Company settled the lawsuit filed against VRG Records and the cross-complaint against the Company. The settlement provides for the Company to pay VRG $80,000. $25,000 has been paid in September, with the balance to be paid $10,000 quarterly. In addition VRG must purchase all of the inventory Navarre Corporation has returned to the Company at $2.50 per CD and $2.00 per cassette up to 15,000 units each.

During December 1998, the Company entered into a settlement agreement with Re-Pac Corporation ("Re-Pac") and Robert Craig ("Craig"). Photo Dimensions, Inc. ("PDI") was a part of the settlement. Craig is the inventor of the caption camera and Re-Pac was the company which sold 100% of the common stock of PDI to the Company. Under the settlement, all parties have released each other from all claims. The Company is to transfer 300,000 shares of DCC's common stock to Craig. The $150,000 debt owed to Re-Pac by the Company, which represents part of the purchase price of PDI, shall be deemed "paid and satisfied in full".

The Company anticipates entering into a confession of judgment as part of a settlement of a lawsuit brought by Navarre Corporation ("Navarre"). In the lawsuit Navarre claims that the Company and Sandstone Music, a label division of the Company, owed Navarre $106,000 under a wholesale distribution agreement. In settlement of Navarre's claim, the Company would pay Navarre $80,000. $15,000 is to be paid within ten days of the execution of the settlement agreement. The $65,000 balance, together with interest at 9.00% per annum, is to be paid in monthly installments of principal and interest over a two year period.


Item 2. Shareholders Stock Information
---------------------------------------------------------

Through January 18, 1999, DCC Compact Classics, Inc.'s stock is traded on NASDAQ BULLETIN BOARD OF "Pink Sheets"

Item 4. Submission of Matters to a Vote of Security Holders
----------------------------------------------------------------------------

None

Item 5. Other Information
---------------------------

None.

Item 6. Exhibits and Reports
--------------------------------------

(a) There were no reports on Form 8-K filed during this period.




                           DCC Compact Classics, Inc.

Signatures
-----------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       DCC COMPACT CLASSICS, INC.
                                               (Registrant)



                                       BY:____________________________
                                              Marshall Blonstein

                                              Chief Executive Officer,
                                              President